Form 10-Q
period 2009-09-30
EZJR, Inc.
filed 2009-11-17
CIK 1402453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                      Commission file number 0-53810

                                 EZJR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          20-0667864
   -------------------------------                        -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

              3415 Ocatillo Mesa Way, North Las Vegas, NV  89031
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 631-4251

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of November 17, 2009, the registrant had outstanding 10,873,750 shares of its $0.001 par value Common Stock.

                              Table of Contents
                                 EZJR, Inc.
                              Index to Form 10-Q
               For the Quarterly Period Ended September 30, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of September 30, 2009 and June 30, 2009                 3

   Statements of Operations for the three months
     ended September 30, 2009 and 2008                                    4

   Statements of Cash Flows for the three months
     ended September 30, 2009 and 2008                                    5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

Item 4.  Controls and Procedures                                         18

Part II  Other Information

Item 1.  Legal Proceedings                                               20

Item 1A. Risk Factors                                                    20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     20

Item 3.  Defaults Upon Senior Securities                                 20

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 5.  Other Information                                               20

Item 6.  Exhibits                                                        21

Signatures                                                               22


Part I.  Financial Information

Item 1.  Financial Statements

                                  EZJR, Inc.
                        (A Development Stage Company)
                          Condensed Balance Sheets

                                             September 30,
                                                 2009         June 30,
                                              (Unaudited)       2009
                                              -----------   -------------
ASSETS

Current assets:
   Funds in escrow                            $         -   $          -
   Prepaid expenses                           $       500   $      3,500
                                              -----------   -------------
     Total current assets                             500          3,500
                                              ------------  -------------
TOTAL ASSETS                                  $       500   $      3,500
                                              ===========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                           $     1,480   $      1,480
   Accrued expense                                  1,000          2,500
                                              ------------  -------------
     Total liabilities                              2,480          3,980
                                              ------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized,
     none issued                                        -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750 shares and
     and 10,873,750 issued and outstanding
     as of 6/30/09 and 6/30/08 respectively        10,873         10,873
   Additional paid-in capital                      67,028         67,028
   (Deficit) accumulated during development
    stage                                         (79,881)       (78,381)
                                              ------------  -------------
     Total stockholders' equity                    (1,980)          (480)
                                              ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $       500   $      3,500
                                              ============  =============

   The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                        (A Development Stage Company)
                      Condensed Statements of Operations
                                 (Unaudited)

                                                         August 14,
                              For the three months          2006
                               ended September 30,     (inception) to
                            ------------------------    September 30,
                                2009         2008           2009
                            -----------  -----------   --------------
REVENUE                     $         -  $        -    $           -

EXPENSES:
  Audit fees                     1,500            -            8,500
  Incorporating fees                 -            -              430
  Option contract                    -            -           46,000
  Professional fees                  -           50            7,914
  Research & Development             -            -           17,037
                            -----------  -----------   --------------
   Total expenses                1,500           50           78,381
                            -----------  -----------   --------------

Net (loss) before income
 taxes                          (1,500)         (50)         (79,881)

Income tax expense                   -            -                -
                            -----------  -----------   --------------

NET (LOSS)                  $   (1,500)  $      (50)   $     (79,881)
                            ===========  ===========   ==============

NET (LOSS) PER COMMON
 SHARE                      $    (0.00)  $    (0.00)
                            ===========  ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING  10,873,750   10,873,750
                            ===========  ===========


  The accompanying notes are an integral part of these financial statements.

                                EZJR, Inc.
                       (A Development Stage Company)
                    Condensed Statements of Cash Flows
                               (Unaudited)

                                                                  August 14,
                                       For the three months          2006
                                        ended September 30,     (inception) to
                                     ------------------------    September 30,
                                         2009         2008           2009
                                     -----------  -----------   --------------
OPERATING ACTIVITIES:
Net (loss)                           $   (1,500)  $      (50)   $     (79,881)
Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
   (Increase) Decrease in
      prepaid expense                     3,000            -             (500)
   (Decrease) increase in accounts
      payable                                 -       (1,450)           1,480
   Increase (Decrease) in
      accrued expense                    (1,500)           -            1,000
                                     -----------  -----------   --------------
Net cash (used) by operating
  activities                                  -       (1,500)         (77,901)
                                     -----------  -----------   --------------

FINANCING ACTIVITIES:
Contributed capital                           -        1,500           77,901
                                     -----------  -----------   --------------
Net cash provided by financing
  activities                                  -        1,500           77,901
                                     -----------  -----------   --------------

NET INCREASE (DECREASE) IN CASH               -            -                -
CASH AND EQUIVALENTS - BEGINNING              -        7,500                -
                                     -----------  -----------   --------------
CASH AND EQUIVALENTS - ENDING        $        -   $    7,500    $           -
                                     ===========  ===========   ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                     $        -   $        -    $           -
                                     ===========  ===========   ==============
   Income taxes paid                 $        -   $        -    $           -
                                     ===========  ===========   ==============
   Non-cash transactions             $        -   $        -    $           -
                                     ===========  ===========   ==============

  The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Condensed Notes
                              September 30, 2009
                                  (Unaudited)

Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended June 30, 2009 and notes thereto included in the Company's 10-K annual statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2009, the Company has not recognized revenue to date and has accumulated operating losses of approximately $79,881 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Condensed Notes
                              September 30, 2009
                                  (Unaudited)


Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


Note 4 - Recent Pronouncements

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The revisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Condensed Notes
                              September 30, 2009
                                  (Unaudited)


Note 4 - Recent Pronouncements (Continued)

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Condensed Notes
                              September 30, 2009
                                  (Unaudited)


Note 4 - Recent Pronouncements (Continued)

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Condensed Notes
                              September 30, 2009
                                  (Unaudited)


Note 4 - Recent Pronouncements (Continued)

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Condensed Notes
                              September 30, 2009
                                  (Unaudited)


Note 4 - Recent Pronouncements (Continued)

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB
No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

EZJR, Inc., was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 14, 2006, under the corporate name IVPSA Corporation. The Company subsequently changed its corporate name to EZJR, Inc. on July 25, 2008.

EZJR, Inc. is a developmental medical device company which plans to produce medical devices, utilizing the services contract manufacturing facilities. EZJR does not have the resources to conduct any required clinical trials to obtain FDA approval. Therefore, EZJR plans to outsource this task to third parties who have the facilities to conduct any required clinical trials. EZJR also plans to subcontract the manufacturing and production process of any future medical device to a FDA approved contract manufacturing facility which can produce sterile medical devices under Good Manufacturing Practices. The company plans to distribute its product(s) into the marketplace through medical supply wholesalers, hospitals and health maintenance organizations.


Competition
-----------

The medical device industry is highly competitive. Factors contributing to the industry's increasingly competitive market include regulatory changes, product substitution, technological advances, and the entrance of new competitors.

Most all of EZJR 's competitors have significantly greater financial, marketing, other resources, and larger customer bases than EZJR has and are more financially leveraged. As a result, these competitors may be able to adapt changes in customer requirements more quickly; introduce new and more innovative products more quickly; better adapt to downturns in the economy or other decreases in sales; better withstand pressure for cancelled services, take advantage of acquisition and other opportunities more readily; devote greater resources to the marketing and sale of their products; and adapt more
aggressive pricing policies.   All of which may contribute to intensifying
competition and may affect EZJR 's future revenue growth.

EZJR Funding Requirements
-------------------------

EZJR does not have the required capital or funding to complete this initial project. Management anticipates EZJR will require at least $500,000 to complete to perform the required FDA studies and produce inventory. The Company has yet to source this funding.

Management continues to seek different funding sources in order to advance its business plan. The downturn in the economy has limited our sources of financing. Management continues to seek financing with no success. If the Company is unable to obtain capital to finance its plan of operations or identify alternative capital, EZJR may need to curtail, limit or cease its existing operations.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.


Results of Operations for the year ended September 30, 2009
-----------------------------------------------------------

We earned no revenues since our inception on August 14, 2006 through September 30, 2009. We do not anticipate earning any significant revenues until such time as we can bring to the market a medical device product. We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing any medical device products.

For the period inception through September 30, 2009, we generated no income. Since our inception on August 14, 2006 we experienced a net loss of $(79,881). Our loss was attributed to organizational expenses, entering into a exclusive option agreement for a medical device and development costs to build a medical device. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission, and with added medical device development costs.

For the three months ending September 30, 2009, we experienced a net loss of $(1,500) as compared to a net loss of $(50) for the same period last year. The net loss for the three months ending September 30, 2009 was contributed to audit expenses of $1,500. We have no cash at hand as of September 30, 2009. In our June 30, 2009 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

We generated no revenues for the period from August 14, 2006 (inception) through September 30, 2009. We do not anticipate generating any revenues for at least 24 months or until we can bring to market a viable medical device.


Going Concern
-------------

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

Our progress in product research and development is contingent upon developing a central line catheter prototype. This needs to be a working prototype that can be readily duplicated by a contract manufacturer at a reasonable price. EZJR has yet to find a contract manufacturer who can build a working prototype of this catheter. In November, 2007, EZJR signed a purchase order with Interplex Medical LLC of Midford, OH, to help the Company develop this working prototype. The terms of the purchase order require that EZJR pays up to $25,000 for the development of a prototype catheter. Their engineers were unable to successfully build this prototype. If a working prototype cannot be built, there would be no reason to proceed in attempting to bring this medical device to the market.

The difficulty in building a double catheterization prototype of this catheter rests in its design. It is a catheter within a catheter. The catheter inside the larger catheter must make a 180 degree turn without crimping its opening to server its purpose. In other words, blood must be able to pass within the inner catheter without any blockage, after the inner catheter has made a 180 turn. We have been unable to produce a working catheter which successfully meets these design specifications.


Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.
-----------------------------------------------

As of September 30, 2009, we did not have any employees. We are dependent upon our sole officer and a director for our future business development.
As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of September 30, 2009 reflects prepaid assets of $500 and liabilities of $2,480. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our product to market, complete additional financial service company acquisitions and generate substantial revenues, which may take the next few years to fully realize.
We anticipate we will require additional capital up to approximately $500,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We have been trying without success to raise capital. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.
No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended September 30, 2009. The Company has no employment agreements in place with its officers.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.


Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

EZJR is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, EZJR has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

The evaluation examined those disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Additional procedures were performed in order for management to conclude with reasonable assurance that the Company's financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

(b)  Management's Remediation Initiatives
-----------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and the discussion in Item 1, above, under " Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

On August 11, 2009, the Company held its annual shareholder meeting. At this meeting, a majority of shareholders re-elected the current Board member to serve until the 2010 annual meeting of stockholders. The shareholders also approved Seale and Beers, CPAs, Certified Public Accountants, as the Company's auditor, to perform the audit of the Company's financial statements. No other business was conducted at this annual shareholder meeting.

Item 5 -- Other Information

None.

Item 6 -- Exhibits


                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
2.1        Acquisition and Plan of               10   6/30/09   2.1  10/29/09
           Merger between EZJR, Inc.
           and IVPSA Corporation
           dated July 25, 2008
------------------------------------------------------------------------------
3.1        Articles of Incorporation,            10   6/30/09   3.1  10/29/09
           as currently in effect
------------------------------------------------------------------------------
3.2        Bylaws                                10   6/30/09   3.2  10/29/09
           as currently in effect
------------------------------------------------------------------------------
3.3        Articles of Merger                    10   6/30/09   3.3  10/29/09
           between EZJR, Inc. and
           IVPSA Corporation
------------------------------------------------------------------------------
10.1       Exclusive Option Agreement            10   6/30/09  10.1  10/29/09
           between IVPSA Corporation
           and the Cleveland Clinic,
           dated March 15, 2007
------------------------------------------------------------------------------
10.2       Extension of Exclusive                10   6/30/09  10.2  10/29/09
           Option Agreement between
           IVPSA Corporation and
           the Cleveland Clinic,
           dated April 14, 2008.
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EZJR, Inc.
                                              -----------
                                              Registrant


Date:  November 17, 2009                   By: /s/ T J Jesky
       -----------------                   -----------------
                                              T J Jesky
                                              President