Form 10-Q
period 2009-12-31
EZJR, Inc.
filed 2010-02-16
CIK 1402453

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

                For the quarterly period ended December 31, 2009

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                      Commission file number 0-53810

                                 EZJR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          20-0667864
   -------------------------------                        -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

              2235 E. Flamingo, Suite 114, Las Vegas, NV  89119
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

As of February 16, 2010, the registrant had outstanding 10,873,750 shares of its $0.001 par value Common Stock.

                              Table of Contents
                                 EZJR, Inc.
                              Index to Form 10-Q
               For the Quarterly Period Ended December 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of December 31, 2009
     and June 30, 2009                                                    3

   Condensed Statements of Operations for the three and six months
     ended December 31, 2009 and 2008                                     4

   Condensed Statements of Cash Flows for the six months
     ended December 31, 2009 and 2008                                     5

   Notes to the Condensed Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      19

Item 4T. Controls and Procedures                                         20

Part II  Other Information

Item 1.  Legal Proceedings                                               22

Item 1A. Risk Factors                                                    22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     22

Item 3.  Defaults Upon Senior Securities                                 22

Item 4.  Submission of Matters to a Vote of Security Holders             22

Item 5.  Other Information                                               22

Item 6.  Exhibits                                                        23

Signatures                                                               24


Part I.  Financial Information

Item 1.  Financial Statements

                                  EZJR, Inc.
                        (A Development Stage Company)
                          Condensed Balance Sheets

                                              December 31,
                                                 2009         June 30,
                                              (Unaudited)       2009
                                              -----------   -------------
                                   ASSETS
Current assets:
   Funds in escrow                            $         -   $          -
   Prepaid expenses                                     -          3,500
                                              -----------   -------------
     Total current assets                               -          3,500
                                              ------------  -------------
TOTAL ASSETS                                  $         -   $      3,500
                                              ===========   =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                           $     1,980   $      1,480
   Accrued expense                                  1,000          2,500
                                              ------------  -------------
     Total liabilities                              2,980          3,980
                                              ------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized,
     none issued                                        -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750 shares and
     10,873,750 issued and outstanding
     as of 12/31/09 and 6/30/09 respectively       10,873         10,873
   Additional paid-in capital                      69,528         67,028
   (Deficit) accumulated during development
    stage                                         (83,381)       (78,381)
                                              ------------  -------------
     Total stockholders' equity                    (2,980)          (480)
                                              ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $         -   $      3,500
                                              ============  =============

   The accompanying notes are an integral part of these financial statements.

                                 EZJR, Inc.
                       (A Development Stage Company)
                     Condensed Statements of Operations
                                (Unaudited)

                                                                   August 14,
                       For the                   For the              2006
                  Three Months Ended         Six Months Ended      (Inception)
               ------------------------  ------------------------      to
               December 31, December 31, December 31, December 31, December 31,
                  2009         2008         2009         2008         2009
               -----------  -----------  -----------  -----------  ------------
REVENUE        $        -   $        -   $        -   $        -   $         -
               -----------  -----------  -----------  -----------  ------------

EXPENSES
 Audit fees         1,000        1,000        2,500        1,000         9,500
 Incorporating
   fees                 -            -            -            -           430
 Legal fees         2,500            -        2,500            -         2,500
 Option
   contract             -            -            -            -        46,000
 Professional
   fees                 -        2,180            -        2,230         7,914
 Research &
   development          -          280            -          280        17,037
               -----------  -----------  -----------  -----------  ------------
Total Expenses      3,500        3,460        5,000        3,510        83,381
               -----------  -----------  -----------  -----------  ------------

Net loss
 before income
 taxes             (3,500)      (3,460)      (5,000)      (3,510)      (83,381)

Income tax
 expense                -            -            -            -             -
               -----------  -----------  -----------  -----------  ------------

NET (LOSS)     $   (3,500)  $   (3,460)  $   (5,000)  $   (3,510)  $   (83,381)
               ===========  ===========  ===========  ===========  ============

NET (LOSS)
 PER COMMON
 SHARE         $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
               ===========  ===========  ===========  ===========

WEIGHTED AVERAGE
 NUMBER OF
 COMMON SHARES
 OUTSTANDING   10,873,750   10,873,750   10,873,750   10,873,750
               ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                EZJR, Inc.
                       (A Development Stage Company)
                    Condensed Statements of Cash Flows
                               (Unaudited)

                                                                   August 14,
                                                 For the              2006
                                             Six Months Ended      (Inception)
                                         ------------------------      to
                                         December 31, December 31, December 31,
                                            2009         2008         2009
                                         -----------  -----------  ------------
OPERATING ACTIVITIES
  Net (loss)                             $   (5,000)  $   (3,510)  $   (83,381)
  Adjustments to reconcile net loss to
    net cash provided (used) by operating
    activities:
      Decrease in prepaid expenses            3,500            -             -
      Increase (decrease) in
        accounts payable                        500      (12,527)        1,980
      Increase (decrease) in
        accrued expenses                     (1,500)           -         1,000
                                         -----------  -----------  ------------
Net cash (used) by operating
  activities                                 (2,500)     (16,037)      (80,401)

FINANCING ACTIVITIES
  Contributed capital                         2,500       20,967        80,401
                                         -----------  -----------  ------------
Net cash provided by financing
  activities                                  2,500       20,967        80,401
                                         -----------  -----------  ------------

NET INCREASE (DECREASE) IN CASH                   -        4,930             -
CASH AND EQUIVALENTS - BEGINNING                  -        7,500             -
                                         -----------  -----------  ------------
CASH AND EQUIVALENTS - ENDING            $        -   $   12,430   $         -
                                         ===========  ===========  ============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                         $        -   $        -   $         -
   Income taxes paid                     $        -   $        -   $         -
   Non-cash transactions                 $        -   $        -   $         -

  The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                              December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements. The results of operations for the period ended December 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2009, the Company has not recognized any revenues and has accumulated operating losses of approximately $83,381 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                  EZJR, Inc.
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                              December 31, 2009


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
--------------------------------
Below is a listing of the most recent accounting standards and their effect on the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

                                  EZJR, Inc.
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                              December 31, 2009


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or
after December 15, 2009.   Share-lending arrangements that have been
terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

                                  EZJR, Inc.
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                              December 31, 2009


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), "Amendments to
FASB Interpretation No. 46(R) ("SFAS 167").   SFAS 167 amends the
consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

                                  EZJR, Inc.
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                              December 31, 2009


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) "Not-for-Profit
Entities: Mergers and Acquisitions - including an amendment of FASB Statement No. 142" ("SFAS 164"). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition. SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (ASC Topic 810) (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (ASC Topic 810)," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.


NOTE 4 - RELATED PARTY TRANSACTIONS

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

                                  EZJR, Inc.
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                              December 31, 2009


NOTE 5 - CONTRIBUTED CAPITAL

During the quarter ending December 31, 2009, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10 filing, which the law firm valued at $2,500.

The law firm decided to contribute this capital based on its recommendation that the Company engage the services of an auditor, who had his license revoked and was not able to complete the Company's audit for the past fiscal year. Based on this decision, the Company needed to engage a new auditor. The Company's corporate counsel believes this action will help build goodwill for its law firm.


NOTE 6 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through February 16, 2010, the date which the financial statements were available to be issued.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement on Form 10 for the fiscal year ended June 30, 2009.

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

Results of Operations for the year ended December 31, 2009
-----------------------------------------------------------

We earned no revenues since our inception on August 14, 2006 through December 31, 2009. We do not anticipate earning any significant revenues until such time as we can bring to the market a medical device product. We can provide no assurance that we will be successful in developing any medical device products.

For the period inception through December 31, 2009, we generated no income. Since our inception on August 14, 2006 we experienced a net loss of $(83,381). Our loss was attributed to organizational expenses, entering into an exclusive option agreement for a medical device and development costs to build a medical device. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission, and with added medical device development costs.

For the three months ending December 31, 2009, we experienced a net loss of $(3,500) as compared to a net loss of $(3,460) for the same period last year. The net loss for the three months ending December 31, 2009 was attributed to audit expenses of $1,000 and legal fees of $2,500. For the six months ending December 31, 2009, we experienced a net loss of $(5,000) as compared to a net loss of $(3,510) for the same period last year. The net loss for the six months ending December 31, 2009 was contributed to audit expenses of $2,500 and legal fees of $2,500. We have no cash on hand as of December 31, 2009. In our June 30, 2009 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

We generated no revenues for the period from August 14, 2006 (inception) through December 31, 2009. We do not anticipate generating any revenues for at least 24 months or until we can bring to market a viable medical device.


Going Concern
-------------

Our independent auditor included an explanatory paragraph in their report on the audited financial statements for the years ended June 30, 2009 and 2008 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditor.


Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

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

Significant changes in the number of employees.
-----------------------------------------------

As of December 31, 2009, we did not have any employees. We are dependent upon our sole officer and a director for our future business development.
As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of December 31, 2009 reflects no assets and current liabilities of $2,980. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

Our sole officer/director has agreed to contribute funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds contributed.

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended December 31, 2009. The Company has no employment agreements in place with its officers.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.


New Accounting Standards
------------------------

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that begin on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or
after December 15, 2009.   Share-lending arrangements that have been
terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), "Amendments to
FASB Interpretation No. 46(R) ("SFAS 167").   SFAS 167 amends the
consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS

166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) "Not-for-Profit
Entities: Mergers and Acquisitions - including an amendment of FASB Statement No. 142" ("SFAS 164"). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition. SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (ASC Topic 810) (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (ASC Topic 810)," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.


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

The evaluation examined those disclosure controls and procedures as of December 31, 2009, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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


Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
2.1        Acquisition and Plan of               10   6/30/09   2.1  10/29/09
           Merger between EZJR, Inc.
           and IVPSA Corporation
           dated July 25, 2008
------------------------------------------------------------------------------
3.1        Articles of Incorporation,            10   6/30/09   3.1  10/29/09
           as currently in effect
------------------------------------------------------------------------------
3.2        Bylaws                                10   6/30/09   3.2  10/29/09
           as currently in effect
------------------------------------------------------------------------------
3.3        Articles of Merger                    10   6/30/09   3.3  10/29/09
           between EZJR, Inc. and
           IVPSA Corporation
------------------------------------------------------------------------------
10.1       Exclusive Option Agreement            10   6/30/09  10.1  10/29/09
           between IVPSA Corporation
           and the Cleveland Clinic,
           dated March 15, 2007
------------------------------------------------------------------------------
10.2       Extension of Exclusive                10   6/30/09  10.2  10/29/09
           Option Agreement between
           IVPSA Corporation and
           the Cleveland Clinic,
           dated April 14, 2008.
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
32.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EZJR, Inc.
                                              -----------
                                              Registrant


Date:  February 16, 2010                   By: /s/ T J Jesky
       -----------------                   -----------------
                                                   T J Jesky
                                                   President