Form 10-Q
period 2010-03-31
EZJR, Inc.
filed 2010-05-24
CIK 1402453

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

                For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of May 21, 2010, the registrant had outstanding 10,873,750 shares of its $0.001 par value Common Stock.

                              Table of Contents
                                 EZJR, Inc.
                              Index to Form 10-Q
               For the Quarterly Period Ended March 31, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of March 31, 2010 and June 30, 2009                     3

   Statements of Operations for the three months and nine months
     ended March 31, 2010 and 2009                                        4

   Statements of Cash Flows for the nine months
     ended March 31, 2010 and 2009                                        5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      13

Item 4.  Controls and Procedures                                         14

Part II  Other Information

Item 1.  Legal Proceedings                                               16

Item 1A. Risk Factors                                                    16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     16

Item 3.  Defaults Upon Senior Securities                                 16

Item 4.  Submission of Matters to a Vote of Security Holders             16

Item 5.  Other Information                                               16

Item 6.  Exhibits                                                        17

Signatures                                                               18


Part I.  Financial Information

Item 1.  Financial Statements

                                  EZJR, Inc.
                        (A Development Stage Company)
                    Condensed Consolidated Balance Sheets

                                               March 31,
                                                 2010         June 30,
                                              (Unaudited)       2009
                                              -----------   -------------
                                   ASSETS
Current assets:
   Prepaid expenses                           $         -   $      3,500
                                              -----------   -------------
     Total current assets                               -          3,500
                                              ------------  -------------
TOTAL ASSETS                                  $         -   $      3,500
                                              ===========   =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                           $     3,230   $      1,480
   Accrued expense                                  1,750          2,500
                                              ------------  -------------
     Total liabilities                              4,980          3,980
                                              ------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized,
     none issued                                        -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750 shares and
     10,873,750 issued and outstanding
     as of 3/31/10 and 6/30/09 respectively        10,873         10,873
   Additional paid-in capital                      72,528         67,028
   (Deficit) accumulated during development
    stage                                         (88,381)       (78,381)
                                              ------------  -------------
     Total stockholders' equity                    (4,980)          (480)
                                              ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $         -   $      3,500
                                              ============  =============

   The accompanying notes are an integral part of these financial statements.

                                 EZJR, Inc.
                       (A Development Stage Company)
               Condensed Consolidated Statements of Operations
                                (Unaudited)

                                                                   August 14,
                       For the                   For the              2006
                  Three Months Ended        Nine Months Ended      (Inception)
               ------------------------  ------------------------      to
                March 31,    March 31,    March 31,    March 31,    March 31,
                  2010         2009         2010         2009         2010
               -----------  -----------  -----------  -----------  ------------
REVENUE        $        -   $        -   $        -   $        -   $         -
               -----------  -----------  -----------  -----------  ------------

EXPENSES
 Audit fees         2,500        1,000        5,000        2,000        12,000
 Incorporating
   fees                 -            -            -            -           430
 Legal fees         2,500            -        5,000            -         5,000
 Option
   contract             -            -            -            -        46,000
 Professional
   fees                 -        5,155            -        7,385         7,914
 Research &
   development          -            -            -          280        17,037
               -----------  -----------  -----------  -----------  ------------
Total Expenses      5,000        6,155       10,000        9,665        88,381
               -----------  -----------  -----------  -----------  ------------

Net loss
 before income
 taxes             (5,000)      (6,155)     (10,000)      (9,665)      (88,381)

Income tax
 expense                -            -            -            -             -
               -----------  -----------  -----------  -----------  ------------

NET (LOSS)     $   (5,000)  $   (6,155)  $  (10,000)  $   (9,665)  $   (88,381)
               ===========  ===========  ===========  ===========  ============

NET (LOSS)
 PER COMMON
 SHARE         $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
               ===========  ===========  ===========  ===========

WEIGHTED AVERAGE
 NUMBER OF
 COMMON SHARES
 OUTSTANDING   10,873,750   10,873,750   10,873,750   10,873,750
               ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                EZJR, Inc.
                       (A Development Stage Company)
               Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                                                   August 14,
                                                 For the              2006
                                             Nine Months Ended     (Inception)
                                         ------------------------      to
                                          March 31,    March 31,    March 31,
                                            2010         2009         2010
                                         -----------  -----------  ------------
OPERATING ACTIVITIES
  Net (loss)                             $  (10,000)  $   (9,665)  $   (88,381)
  Adjustments to reconcile net loss to
    net cash provided (used) by operating
    activities:
      Decrease (increase) in
        prepaid expenses                      3,500       (4,500)            -
      Increase (decrease) in
        accounts payable                      1,750      (14,302)        3,230
      Increase (decrease) in
        accrued expenses                       (750)           -         1,750
                                         -----------  -----------  ------------
Net cash (used) by operating
  activities                                 (5,500)     (28,467)      (83,401)

FINANCING ACTIVITIES
  Contributed capital                         5,500       20,967        83,401
                                         -----------  -----------  ------------
Net cash provided by financing
  activities                                  5,500       20,967        83,401
                                         -----------  -----------  ------------

NET INCREASE (DECREASE) IN CASH                   -       (7,500)            -
CASH AND EQUIVALENTS - BEGINNING                  -        7,500             -
                                         -----------  -----------  ------------
CASH AND EQUIVALENTS - ENDING            $        -   $        -   $         -
                                         ===========  ===========  ============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                         $        -   $        -   $         -
   Income taxes paid                     $        -   $        -   $         -
   Non-cash transactions                 $        -   $        -   $         -

  The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                         (A Development Stage Company)
             Notes to the Condensed Consolidated Financial Statements
                                March 31, 2010
                                  (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

Basis of Presentation
---------------------
In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions the affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $88,381 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                  EZJR, Inc.
                         (A Development Stage Company)
             Notes to the Condensed Consolidated Financial Statements
                                March 31, 2010
                                  (Unaudited)


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

Recent Accounting Pronouncements
--------------------------------
Management has evaluated recently issued accounting pronouncements through May 24, 2010 and concluded that they will not have a material effect on the financial statements as of March 31, 2010.


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

NOTE 5 - CONTRIBUTED CAPITAL

During the quarter ending March 31, 2010, the Company's sole officer and director contributed $500 for auditing fees.

During the quarter ending March 31, 2010, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10 filing, which the law firm valued at $2,500.

The law firm decided to contribute this capital based on its recommendation that the Company engage the services of an auditor, who had his license revoked and was not able to complete the Company's audit for the past fiscal year. Based on this decision, the Company needed to engage a new auditor. The Company's corporate counsel believes this action will help build goodwill for its law firm.

NOTE 6 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through May 24, 2010, the date which the financial statements were available to be issued.

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

Results of Operations for the three months ended March 31, 2010
---------------------------------------------------------------

We earned no revenues since our inception on August 14, 2006 through March 31, 2010. We do not anticipate earning any significant revenues until such time as we can bring to the market a medical device product. We can provide no assurance that we will be successful in developing any medical device products.

For the period inception through March 31, 2010, we generated no income.
Since our inception on August 14, 2006 we experienced a net loss of $(88,381). Our loss was attributed to organizational expenses, entering into an exclusive option agreement for a medical device and development costs to build a medical device. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission, and with added medical device development costs.

For the three months ending March 31, 2010, we experienced a net loss of $(5,000) as compared to a net loss of $(6,155) for the same period last year. The net loss for the three months ending March 31, 2010 was contributed to audit expenses of $2,500 and legal fees of $2,500. For the nine months ending March 31, 2010, we experienced a net loss of $(10,000) as compared to a net loss of $(9,665) for the same period last year. The net loss for the nine months ending March 31, 2010 was attributed to audit expenses of $5,000 and legal fees of $5,000. We have no cash at hand as of March 31, 2010. In our June 30, 2009 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

We generated no revenues for the period from August 14, 2006 (inception) through March 31, 2010. We do not anticipate generating any revenues for at least 24 months or until we can bring to market a viable medical device.

Going Concern
-------------

The condensed financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $88,381 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

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

Significant changes in the number of employees.
-----------------------------------------------

As of March 31, 2010, we did not have any employees. We are dependent upon our sole officer and a director for our future business development.
As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of March 31, 2010 reflects no assets and current liabilities of $4,980. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended March 31, 2010. The Company has no employment agreements in place with its officers.

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

New Accounting Standards
------------------------

Management has evaluated recently issued accounting pronouncements through May 24, 2010 and concluded that they will not have a material effect on the financial statements as of March 31, 2010.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T.  Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Management is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, we must carry out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) inadequate segregation of duties consistent with control objectives;

3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

4) ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

None.


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


                                              EZJR, Inc.
                                              -----------
                                              Registrant


Date:  May 21, 2010                   By: /s/ T J Jesky
       ------------                   -----------------
                                              T J Jesky
                                              President