Form 10-K/A
period 2009-06-30
EZJR, Inc.
filed 2010-05-27
CIK 1402453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-K/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number 0-53810

                                   EZJR, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    20-0667864
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

              3415 Ocatillo Mesa Way, North Las Vegas, NV  89031
              -----------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 631-4251

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The Registrant's stock is not trading on any stock exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of May 25, 2010, there were 10,873,750 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               Explanatory Note
                               ----------------

We are filing this Amendment No. 1 on Form 10-K/A for the year ended June 30, 2009 to amend our Form 10-K originally filed with the U. S. Securities and
Exchange Commission on October 13, 2009, under SEC file No.  000-51861.   We
are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 9A and for the purpose of filing this Form 10/K under the Registrant's SEC file No. 000-53810.

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.


                                      INDEX

         Title                                                           Page

ITEM 1.  BUSINESS                                                          5

ITEM 2.  PROPERTIES                                                       21

ITEM 3.  LEGAL PROCEEDINGS                                                21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               21

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS        22

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          23
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                 28
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                          28

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE           31

ITEM 11. EXECUTIVE COMPENSATION                                           34

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                 36
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   37
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                           38

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          39

                            FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o  inability to raise additional financing for working capital;

o inability to locate new medical devices and integrate these products into our organization;

o deterioration in general or regional economic, market and political conditions;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o  inability to efficiently manage our operations;

o  inability to achieve future operating results;

o  our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o  the other risks and uncertainties detailed in this report.

In this form 10-K references to "EZJR", "the Company", "we," "us," and "our" refer to EZJR, Inc.

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at EZJR, Inc., 3415 Ocatillo Mesa Way, North Las Vegas,
NV  89031.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

EZJR, Inc., was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 30, 2005.

On July 25, 2008, EZJR, Inc. and IVPSA Corporation, ("IVP") a Nevada corporation entered into an Acquisition Agreement and Plan of Merger
(the "Merger Agreement") whereby IVP acquired all the outstanding shares of common stock of EZJR from its sole stockholder in an exchange for $4,000 cash in a transaction where IVP is the successor corporation.

Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the securities and Exchange Commission, IVP is the successor issuer to EZJR for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act"). The purpose of this transaction was for IVP to succeed to the registration status of EZJR under the Exchange Act pursuant to Rule 12g-3.

EZJR, a reporting company was not engaged in any business. It was incorporated for the purpose of becoming a fully reporting company and subsequently finding a merger candidate. IVP's sole director and officer became the sole director and officer of the surviving corporation. The sole director and officer of EZJR resigned. Pursuant to the Acquisition Agreement and Plan of Merger the Registrant did not change its corporate name following the merger. The name of the Registrant remains EZJR, Inc. A copy of the Merger Agreement and Certificate of Merger are incorporated by reference (See Current Report on Form 8-K filed on July 28, 2008, with the U. S. Securities and Exchange Commission.)

Our Business
------------

EZJR, Inc. is a development stage medical device company which plans to produce medical devices, utilizing the services contract manufacturing facilities. EZJR does not have the resources to conduct any required clinical trails to obtain FDA approval. Therefore, EZJR plans to outsource this task to third parties who have the facilities to conduct any required clinical trials. EZJR also plans to subcontract the manufacturing and production process of any future medical device to a FDA approved contract manufacturing facility which can produce sterile medical devices under Good Manufacturing Practices. The company plans to distribute its product(s) into the marketplace through medical supply wholesalers, hospitals and health maintenance organizations.

Exclusive Option Agreement
--------------------------

EZJR entered into an "Exclusive Option Agreement" with the Cleveland Clinic, Cleveland, Ohio, on March 15, 2007 to investigate and conduct due diligence with respect to the commercial viability of the licensable technology prior to executing a formal License Agreement. The technology consists of a central line catheter with the ability to access the jugular bulb. The jugular bulb is part of the internal jugular vein that collects the blood from the brain, from the superficial parts of the face, and from the neck. This catheter was invented by a physician at the Cleveland Clinic. The Company paid the Cleveland Clinic, a nonrefundable fee of $46,000 for this exclusive option agreement. The agreement terminated in March, 2009. EZJR has not renewed this option agreement or entered into any licensing agreement with the Cleveland Clinic. EZJR has been unable to find a contract manufacturer who can handle the technical design of this proposed catheter.


Central line catheter product
-----------------------------

Most patients in the neuro critical care setting as well as patients undergoing neurovascular procedures receive a central line catheter. Jugular bulb oxygen saturation monitoring is a well established method used in neurosurgical intensive care, particularly in context of head injury.
Jugular Bulb Saturation measures the efficiency of oxygen use by the brain.

Currently, catheters for measuring jugular venous oxygen saturation are inserted into the jugular vein in a cephalad (toward the head) direction, with an catheter accessing the jugular bulb. The cephalad method is complex, time-consuming and could lead to complications. Traditionally, anesthesiologists and critical care physicians use caudad (toward the feet) catheter insertion to access the central venous system. The fear of complications with introducing a catheter towards the brain has discouraged the clinicians in using this monitoring method.

A potential benefit that might be achieved after the development of this catheter will provide anesthesiologists a method for double catheterization (inserting both caudad and cephalad catheters) all within one catheter. In other words, this design provides for one catheter to monitor a patient's vital signs, as compared to using two catheters for the same meansurements.

This proposed catheter will give access to the blood exiting the brain, which can help the anesthesiologist monitor brain metabolism and its byproducts. Such information is important to neuro-critical care units and intracranial vascular surgical procedures. This method has also been suggested for monitoring the brain in cardiac surgical procedures.

Prototype Development
---------------------

EZJR has yet to find a contract manufacturer who can build a working prototype of this catheter. In order to continue with this project, EZJR needs a working prototype that can be readily duplicated by a contract manufacturer at a reasonable price. In November, 2007, EZJR signed a purchase order with Interplex Medical LLC of Midford, OH, to help the Company develop this working prototype. The terms of the purchase order require that EZJR pays up to $25,000 for the development of a prototype catheter. Their engineers were unable to successfully build this prototype. If a working prototype cannot be built, there would be no reason to proceed in attempting to bring this medical device to the market.

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


Existing or Probable Government Regulations
-------------------------------------------

An investigational device exemption ("IDE") allows the investigational device to be used in a clinical study in order to collect safety and effectiveness data required to support a Premarket Approval ("PMA") application or a Premarket Notification submission to Food and Drug Administration ("FDA"). Clinical studies are most often conducted to support a PMA. Investigational use also includes clinical evaluation of certain modifications or new intended uses of legally marketed devices. All clinical evaluations of investigational devices, unless exempt, must have an approved IDE before the study is initiated. Clinical evaluation of devices that have not been cleared for marketing requires:

     o an IDE approved by an institutional review board (IRB). If the study involves a significant risk device, the IDE must also be approved by FDA;

     o  informed consent from all patients;

     o  labeling for investigational use only

     o  monitoring of the study and;

     o  required records and reports.

In order to conduct a significant risk device study, EZJR must:

     o submit a complete IDE application to FDA for review and obtain FDA approval of the IDE;

     o submit the investigational plan and report of prior investigations and to the IRB at each institution where the investigation is to be conducted for review and approval; and

     o select qualified investigators, provide them with all necessary information on the investigational plan and report of prior investigations, and obtain signed investigator agreements from them.

Once an IDE application is approved, the following requirements must be met in order to conduct the investigation in compliance with the IDE regulation:

     o Labeling - The device must be labeled in accordance with the labeling provisions of the IDE regulation and must bear the statement "CAUTION Investigational Device. Limited by Federal (or United States) law to investigational use."

     o Distribution - Investigational devices can only be distributed to qualified investigators.

     o Informed Consent - Each subject must be provided with and sign an informed consent form before being enrolled in the study.

     o Monitoring - All investigations must be properly monitored to protect the human subjects and assure compliance with approved protocols.

     o Commercialization, promotion, and misrepresentation of an investigational device and prolongation of the study are prohibited.

     o Records and Reports - Sponsors and investigators are required to maintain specified records and make reports to investigators, IRBs, and FDA.


EZJR Funding Requirements
-------------------------

EZJR does not have the required capital or funding to complete this initial project. Management anticipates EZJR will require at least $500,000 to complete to perform the required FDA studies and produce inventory. The Company has yet to source this funding.

The Company has been seeking funding from a number of sources, but has yet to secure any funding, especially during this current economic downturn. Management continues to seek different funding sources in order to initiate its business plan. The downturn in the economy has limited our sources of financing. Management continues to seek financing with no success. If the Company is unable to obtain capital to finance its plan of operations or identify alternative capital, it may need to curtail, limit or cease our existing operations.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization of expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Competition
-----------

The medical device industry is highly competitive. Factors contributing to the industry's increasingly competitive market include regulatory changes, product substitution, technological advances, and the entrance of new competitors.

Most all of EZJR's competitors have significantly greater financial, marketing, other resources, and larger customer bases than EZJR has and are more financially leveraged. As a result, these competitors may be able to adapt changes in customer requirements more quickly; introduce new and more innovative products more quickly; better adapt to downturns in the economy or other decreases in sales; better withstand pressure for cancelled services, take advantage of acquisition and other opportunities more readily; devote greater resources to the marketing and sale of their products; and adapt more aggressive pricing policies. All of which may contribute to intensifying competition and may affect EZJR's future revenue growth.


Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions
---------------------------------------------------------------------

We currently have no pending or provisional patents or trademark applications.


Research and Development Activities and Costs
---------------------------------------------

The majority of EZJR expenses involved the costs related to the research and development of the central line catheter. These costs included entering into two option contracts ($46,000), with the Cleveland Clinic, and paying for catheter development costs (approximately $17,000).


Compliance With Environmental Laws
----------------------------------

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business. In our industry, environmental laws are anticipated to apply directly to the owners and operators of companies. They do not apply to companies or individuals providing consulting services, unless they have been engaged to consult on environmental matters. We are not planning to provide environmental consulting services.

Employees
---------

We have no employees at the present time. Our sole officer and director is responsible for all planning, developing and operational duties and will continue to do so throughout the early stages of our growth.

He devotes 5-10 hours per week of his time to EZJR's business. All functions including development, strategy, negotiations and clerical work is being provided by the sole officer/director on a voluntary basis, without compensation.

We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable revenue from our operations. Our officer and director is planning to do whatever work is required until our business to the point of having positive cash flow. We do not expect to hire any employees during through 2008.

Item 1A. Risk Factors.


1. SINCE EZJR IS A DEVELOPMENT STAGE MEDICAL DEVICE COMPANY, EZJR HAS GENERATED NO REVENUES, AND THERE ARE NO ASSURANCES THAT ITS BUSINESS PLAN WILL BE SUCCESSFUL.

EZJR expects to incur operating losses in future periods as EZJR incurs significant expenses associated with the initial startup of its business. Further, there are no assurances that EZJR will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of EZJR's business or force the Company to seek additional capital through loans or additional sales of the Company's equity securities to continue business operations, which would dilute the value of any shares owned by the Company's shareholders.


2. IF EZJR'S BUSINESS PLAN IS NOT SUCCESSFUL, EZJR MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND ITS STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN EZJR.

As discussed in the Notes to the Financial Statements included in this Current Report, at June 30, 2009, EZJR had a working capital deficit of $(480). EZJR had a net loss of approximately $(78,381) from its inception to June 30, 2009.

These factors raise substantial doubt that EZJR will be able to continue operations as a going concern, and EZJR's independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to June 30, 2009. EZJR's ability to continue as a going concern is dependent upon generating cash flow sufficient to fund operations and reducing operating expenses. EZJR's business plan may not be successful in addressing these issues. If EZJR cannot continue as a going concern, its stockholders may lose their entire investment in EZJR.

3.  EZJR EXPECTS LOSSES IN THE FUTURE BECAUSE EZJR HAS NO REVENUE.

EZJR has generated no revenues, management expects losses over the next twelve (12) months since there are no revenues to offset the expenses associated in executing EZJR's business plan. EZJR cannot guarantee that it will ever be successful in generating revenues in the future. EZJR recognizes that if the Company is unable to generate revenues, it will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful, and EZJR can provide selling shareholders with no assurance that it will generate any operating revenues or ever achieve profitable operations.


4. SINCE EZJR'S OFFICER DOES NOT DEVOTE HIS FULL TIME TO THE COMPANY, HIS OTHER ACTIVITIES COULD SLOW DOWN EZJR'S OPERATIONS.

T J Jesky, the sole officer of EZJR does not devote all of his time to the Company's operations. He is semi-retired and devotes his time to his family
and personal activities.   Therefore, it is possible that a conflict of
interest with regard to his time may arise based on his involvement in other activities. His other activities will prevent him from devoting full-time to EZJR's operations which could slow EZJR's operations and may reduce its financial results because of the slow down in operations.

The President and Director of the company, currently devotes approximately 5-10 hours per week to company matters. The responsibility of developing the company's business, and fulfilling the reporting requirements of a public company all fall upon Mr. Jesky. Mr. Jesky was the former President of Eaton Laboratories, the Company that spun off IVPSA Corporation. EZJR has not formulated a plan to resolve any possible conflict of interest with his other business activities. Mr. Jesky intends to limit his role in his other activities and devote more of his time to EZJR after the Company attains a sufficient level of revenue and is able to provide sufficient officers' salaries per its business plan. In the event he is unable to fulfill any aspect of his duties to the company, EZJR may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.


5. EZJR'S SOLE OFFICER, MR. T J JESKY, HAS NO PRIOR EXPERIENCE IN RUNNING A MEDICAL DEVICE COMPANY.

EZJR's sole executive officer has no experience in operating a medical device company. Mr. Jesky did serve as President of Eaton Laboratories from February 2, 2000 (inception) until March 2007. Due to his lack of experience in running a medical device company, the executive officer may make wrong decisions and choices regarding key decisions on behalf of the Company. Consequently, EZJR may suffer irreparable harm due to management's lack of experience in this industry.

6. IF EZJR IS UNABLE TO OBTAIN ADDITIONAL FUNDING, ITS BUSINESS OPERATIONS WILL BE HARMED. EVEN IF EZJR DOES OBTAIN ADDITIONAL FINANCING ITS THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

As of June 30, 2009, EZJR had no working cash nor equivalents. EZJR needs at least five hundred dollars ($500,000) in order to obtain FDA (Food and Drug Administration) approval to market its potential medical device. EZJR determined that $500,000 is needed for: 1) engineering design and specifications of the medical device; 2) production of the medical device; 3) FDA application process; 4) conducting the necessary FDA studies; and 5) producing a working inventory of the medical device.

The company has yet to find sourcing for this endeavor. The Company has initial plans to develop a catheter medical device. The regulatory requirements of the FDA will be capital intensive, this project will also require a larger working capital basis to maintain adequate inventories of the approved product. This need for additional funds will be derived from future stock offerings. These future offerings could significantly dilute the value of any previous investor's investment. If and when FDA approval can be obtained for this product, the Company will be required to produce product for distribution. The company anticipates that its budge for $500,000 will include retail inventory of the medical device.

There are no guarantees given that the Company will be able to find the necessary financing or the necessary financing will be available, if required or if available, will be on terms and conditions satisfactory to management. The above outlined capital problems which could significantly affect the value of any Common Shares and could result in the loss of an investor's entire investment.


7. EZJR MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET ITS OBLIGATIONS AND FUND ITS OPERATING EXPENSES.

Failure to raise adequate capital and generate adequate sales revenues to meet EZJR's obligations and develop and sustain its operations could result in reducing or ceasing EZJR's operations. Additionally, even if EZJR does raise sufficient capital and generate revenues to support its operating expenses, there can be no assurances that the revenue will be sufficient to enable EZJR to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about EZJR's ability to continue as a going concern. EZJR's independent auditors currently included an explanatory paragraph in their report on the financial statements regarding concerns about EZJR's ability to continue as a going concern.

8. EZJR MAY NOT BE ABLE TO COMPETE WITH LARGER MEDICAL DEVICE COMPANIES, THE MAJORITY OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN EZJR DOES.

The Company has no way of knowing that other companies may be working on bringing the same medical device into the market. In order to obtain FDA approval to market a medical device, it can take from twelve (12) to eighteen (18) months to obtain approval from the FDA. And, there is no way to know if someone else has submitted similar paperwork beforehand. Therefore, there is always a possibility that similar medical device may enter the market before EZJR's licensed product.

Many of the Company's competitors are significantly larger and have substantially greater financial, distribution, marketing and other resources and have achieved better recognition for their brand names for product lines or certain products than the Company. There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company.

9. IF EZJR RECEIVES REGULATORY APPROVAL EZJR WILL ALSO BE SUBJECT TO ONGOING FDA OBLIGATION AND CONTINUED REGULATORY REVIEW.

Any regulatory approvals that EZJR receives for its products may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition EZJR or its third party manufacturers may be required to undergo a pre-approval inspection of manufacturing facilities by the FDA and foreign authorities before obtaining marketing approval and will be subject to periodic inspection by the FDA and corresponding foreign regulatory authorities under reciprocal agreements with the FDA. Such inspections may result in compliance issues that could prevent or delay marketing approval or require the expenditure of money or other resources to correct noncompliance.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, EZJR's collaborators, or EZJR, including requiring withdrawal of the product from the market. EZJR's product candidates will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping, and submission of safety and other post-market information on the drug. If EZJR's product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

     o    issue warning letters;
     o    impose civil or criminal penalties;
     o    withdraw regulatory approval;
     o    suspend any ongoing clinical trials;
     o refuse to approve pending applications or supplements to approved applications filed by EZJR or EZJR's collaborators;
     o impose restrictions on operations, including costly new manufacturing requirements; or
     o    seize or detain products or require a product recall.

If EZJR fails to comply with applicable domestic regulatory requirements, EZJR may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

10. EZJR FACES THE RISK OF NOT BEING ABLE TO COMPLY WITH EACH OF THE STEPS IN THE FDA PRE-MARKETING APPROVAL PROCESS.

If EZJR is successful in raising the required funds to develop its first medical device, there are no assurances that the Company can comply with the required steps in the FDA pre-marketing approval process. This includes compiling studies accepted by FDA to their satisfaction. Failure to do so, would result in compiling new studies at an added expense to the Company.
The Company may not have the required funds to repeat FDA compliance studies. This would mean EZJR would either need to seek more funding or close its business operations.

11.  THE FDA APPROVAL PROCESS CAN BE VERY LENGTHY AND UNCERTAIN

Upon the completion of the required testing, analysis of the testing, and producing an actual manufacturing lot of the product, the Company will be ready to submit an Application to the FDA for their review and comment. EZJR expects this process could take eleven months after EZJR obtains funding, just to produce the required data for a Submission Application. Once the Application is received by the FDA, they have 180 days to respond to an Application. At that time, based on the data provide, they will most likely comment on the Application in that they will require clarification or more data. The Company expects the FDA approval process to last between 10-12 months. If the FDA requires additional data following the review of EZJR's Application, this will require additional expense and loss of time to bring its product to the market. There exists an uncertainty on how long the actual FDA approval process will taken, as they may require additional information. This uncertainty can adversely effect when EZJR can bring the final product to the marketplace.

12. TO BE SUCCESSFUL, MEDICAL DEVICE(S) MUST BE ACCEPTED BY HEALTH CARE PROFESSIONALS, WHO CAN BE VERY SLOW TO ADOPT OR UNRECEPTIVE TO NEW TECHNOLOGIES AND PRODUCTS.

EZJR's future medical devices, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide to not accept and utilize these products. The product candidates that EZJR is attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major medical device companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

     o the establishment and demonstration to the medical community of the clinical efficacy and safety of EZJR's product candidates;

     o the ability to create products that are superior to alternatives currently on the market, including in terms of pricing and cost-effectiveness, relative convenience, and ease of administration;

     o    the prevalence and severity of adverse side effects; and

     o the ability to establish in the medical community the potential advantage of EZJR's medical device over alternative medical devices.

If the health care community does not accept EZJR's products for any of the foregoing reasons, EZJR's revenues from the sale of any approved product would be significantly reduced.

13. IF EZJR IS UNABLE TO OBTAIN AND MAINTAIN PATENT AND OTHER INTELLECTUAL PROPERTY OWNERSHIP RIGHTS RELATING TO THE DEVELOPMENT MEDICAL DEVICES, THEN THE COMPANY MAY NOT BE ABLE TO SELL ANY MEDICAL DEVICES, WHICH WOULD HAVE A MATERIAL ADVERSE IMPACT ON EZJR'S RESULTS OF OPERATIONS AND THE PRICE OF THE COMPANY'S COMMON STOCK.

EZJR currently does not own any right, title or interest in any patent application for any medical device. If in the future EZJR does file a patent application, there are no assurances that it will not be successfully challenged or circumvented by competitors or others. EZJR has no assurance that the United States Patent and Trademark Office will issue the Patent or that the scope of any claims granted in an issued patent will provide broad protection or a competitive advantage to us. If the Patent fails to issue in sufficient scope or at all, or if the patent issues but EZJR fails to maintain and enforce EZJR's rights in the issued patent, or if EZJR fails to maintain and protect its rights in other intellectual property, including know-how, trade secrets and trademarks, such failures, individually and in the aggregate, could have a material adverse effect upon EZJR's business prospects, financial condition and results of operations. If such patents issue, they will be presumed valid, but there is no assurance that they will not be successfully challenged or circumvented by competitors or others.

EZJR also relies upon trade secrets and other unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights with regard to such unpatented proprietary technology or that competitors will not duplicate or independently develop substantially equivalent technology.

14. THE REIMBURSEMENT STATUS OF NEWLY APPROVED HEALTHCARE PRODUCTS AND TREATMENTS IS NO ESTABLISHED AND FAILURE TO OBTAIN ADEQUATE REIMBURSEMENT COULD LIMIT EZJR'S ABILITY TO MARKET ANY PRODUCTS THE COMPANY MAY DEVELOP.

EZJR's ability to commercialize its product candidates in domestic markets successfully will depend in part on the extent to which governmental authorities, private health insurers, managed care programs, and other organizations establish appropriate coverage and reimbursement levels for the cost of EZJR's products and related treatments. There is significant uncertainty related to the reimbursement of newly approved medical devices. Third party payors are increasingly attempting to contain healthcare costs and challenging the prices charged for medical products and services, both by limiting coverage and by reducing the level of reimbursement for medical devices. For example, the trend toward managed health care in the United States, which could significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for the product candidates or exclusion of any product candidates from coverage and reimbursement programs. If third parties fail to provide adequate reimbursement for EZJR's products, consumers and health care providers may choose not to use EZJR's products, which could significantly reduce EZJR's revenues from the sale of any approved product and prevent EZJR from realizing an acceptable return on the Company's investment in product development.

15. EZJR HAS NO COMMERCIAL PRODUCTION CAPABILITY AND EZJR MAY ENCOUNTER PRODUCTION PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOWER REVENUES.

To date, EZJR has not produced any products. To achieve anticipated customer demand levels EZJR will need to find suppliers who can contract manufacturer the products for the Company and provide the Company with adequate levels of inventory. EZJR's contract manufacturers may not be able to maintain acceptable quality standards. If EZJR cannot achieve the required level and quality of production, the Company may need to outsource production or rely on licensing and other arrangements with third parties. EZJR may not be able to successfully outsource its production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect its business. EZJR's inability to identify potential manufacturers, or to enter into or maintain agreements with them on acceptable terms, could delay or prevent the commercialization of its products, which would adversely affect its ability to generate revenues and could prevent the Company from achieving or maintaining profitability. In addition reliance on third-party manufacturers could reduce EZJR's gross margins and expose the Company to the risks inherent in relying on others. EZJR may also encounter problems with production yields, shortages of qualified personnel, production costs, and the development of advanced manufacturing techniques and process controls.

16. EZJR WILL BE REQUIRED TO COMPLY WITH GOOD MANUFACTURING REQUIREMENTS, AND ITS FAILURE TO DO SO MAY SUBJECT THE COMPANY TO FINES AND OTHER PENALTIES.

EZJR, or its other third party manufacturers of its products must comply with current good manufacturing practice, or cGMP, requirements demanded by customers and enforced by the FDA through its facilities inspection program.

These requirements include quality control, quality assurance, and the maintenance of records and documentation. EZJR, its collaborators, or other third party manufacturers of EZJR's products may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. These requirements may change over time and EZJR, or third party manufacturers, may be unable to comply with the revised requirements.
A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied by third-parties is compromised due to their failure to adhere to applicable laws or for other reasons, EZJR may not be able to obtain regulatory approval for, or successfully commercialize, product candidates that the Company may develop.


17. EZJR MAY INCUR SUBSTANTIAL LIABILITIES FROM ANY PRODUCT LIABILITY CLAIMS, INCLUDING CLAIMS MADE AGAINST THIRD PARTIES EZJR HAS AGREED TO INDEMNIFY.

EZJR faces an inherent risk of product liability exposure related to the testing of its product candidates in human clinical trials, and will face an even greater risk if the Company sells its product candidates commercially. An individual may bring a liability claim against the Company if one of its product candidates causes, or merely appears to have caused, an adverse effect or injury. These risks will exist even for products developed that may be cleared for commercial sale. If EZJR cannot successfully defend itself against any product liability claims, EZJR may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in any one or a combination of the following:

     o    injury to EZJR's reputation;

     o    withdrawal of clinical trial participants;

     o    costs of related litigation;

     o    substantial monetary awards to patients or other claimants;

     o    decreased demand for EZJR's product candidates;

     o    loss of revenues; and

     o    the inability to commercialize EZJR's product candidates.

EZJR intends to secure limited product liability insurance coverage, but the Company may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable or affordable costs. The amount of insurance coverage EZJR obtains may not be adequate to protect the Company from all liabilities. EZJR may not have sufficient resources to pay for any liabilities resulting from a claim beyond the limit of, or excluded from, its insurance coverage.


18. EZJR'S SOLE OFFICER/DIRECTOR AND LARGEST SHAREHOLDER OWN A CONTROLLING INTEREST IN EZJR'S VOTING STOCK AND SELLING SHAREHOLDERS WILL NOT HAVE ANY VOICE IN THE COMPANY'S MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO EZJR'S GENERAL SHAREHOLDERS.

EZJR's sole officer/director and its second largest stockholder, in the aggregate, beneficially own approximately or have the right to vote approximately 68.9% of EZJR's outstanding common stock. As a result, these two stockholders, acting together, will have the ability to control substantially all matters submitted to EZJR's stockholders for approval including:

a) election of EZJR's board of directors;

b) removal of any of EZJR's directors;

c) amendment of EZJR's Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these two individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by EZJR's director and executive officer could affect the market price of its common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of shareholder investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of EZJR, which in turn could reduce the stock price or prevent the stockholders from realizing a premium over the stock price.


                     RISKS RELATING TO EZJR'S COMMON SHARES
                     -------------------------------------

19. EZJR MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE SELLING SHAREHOLDERS' PERCENT OF OWNERSHIP AND MAY DILUTE EZJR'S SHARE VALUE.

The future issuance of common stock may result in substantial dilution in the percentage of EZJR's common stock held by EZJR's then existing shareholders. EZJR may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by EZJR's selling shareholders, and might have an adverse effect on any trading market for EZJR's common stock.

20. EZJR'S COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN EZJR'S SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN EZJR'S STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN EZJR'S STOCK.

The U. S. Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for selling shareholders to dispose of EZJR's Common shares and cause a decline in the market value of EZJR's stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


21. ALTHOUGH OUR STOCK IS LISTED ON THE OTC-BB, A TRADING MARKET HAS NOT DEVELOP, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

There is currently no active trading market in our securities and there are no assurances that a market may develop or, if developed, may not be sustained.
If no market is ever developed for our common stock, it will be difficult for you to sell any shares in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.


22. BECAUSE EZJR DOES NOT INTEND TO PAY ANY CASH DIVIDENDS ON ITS COMMON STOCK, THE COMPANY'S STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

EZJR intends to retain any future earnings to finance the development and expansion of its business. EZJR does not anticipate paying any cash dividends on its common stock in the foreseeable future. Unless EZJR pays dividends, its stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

23. EZJR MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT SHAREHOLDER RIGHTS AS HOLDERS OF THE COMPANY'S COMMON STOCK.

EZJR's articles of incorporation authorize the Company to issue up to 5,000,000 shares of preferred stock. Accordingly, the board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, the board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to its assets upon liquidation, the right to receive dividends before dividends are declared to holders of EZJR's common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that EZJR does issue such additional shares of preferred stock, the shareholders rights as holders of common stock could be impaired thereby, including, without limitation, dilution of shareholder ownership interests in EZJR. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in the best interest as holders of common stock.


Item 1B. Unresolved Staff Comments.

The Company has one outstanding unresolved Staff comment concerning its Form 10-K for fiscal year ended June 30, 2008. In order to satisfactorily address the Staff's comment, the Company plans to file a Registration Statement on Form 10 following the submission of it annual report on Form 10-K for the fiscal year ending June 30, 2009.

Item 2. Properties.

Our corporate headquarters are located at 3415 Ocatillo Mesa Way, North Las Vegas, NV 89031. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

Item 3. Legal Proceedings.

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



Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual shareholder's meeting on August 11, 2009. The shareholders re-elected the current director of the Company. At the annual meeting, Board of Directors informed the shareholders that their independent auditor would no longer be able to perform financial audits for the Company. Based on the Board's recommendation, 68.9% of the Company's total issued and outstanding shares approved Seale and Beers, CPAs as the Company's new auditor, effective August 11, 2009. No other matters were conducted at the annual meeting.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Your Event, Inc. Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: EZJR. The stock was cleared for trading on the OTC-Bulletin Board on June 22, 2009.

Since the Company has been cleared for trading, through October 6, 2009, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of September 23, 2008, there were approximately 100 holders of record of our Common Stock and 10,873,750 shares outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e)  Recent Sales of Unregistered Securities

The Company did not issue any shares during the fiscal years ended June 30, 2009 or June 30, 2008.

(f)  Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2009 or June 30, 2008.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

EZJR, Inc., was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 30, 2005.

EZJR, Inc. is a development stage medical device company which plans to produce medical devices, utilizing the services contract manufacturing facilities. EZJR does not have the resources to conduct any required clinical trials to obtain FDA approval. Therefore, EZJR plans to outsource this task to third parties who have the facilities to conduct any required clinical trials. EZJR also plans to subcontract the manufacturing and production process of any future medical device to a FDA approved contract manufacturing facility which can produce sterile medical devices under Good Manufacturing Practices. The company plans to distribute its product(s) into the marketplace through medical supply wholesalers, hospitals and health maintenance organizations.

Results of Operations for the year ended June 30, 2009
------------------------------------------------------

We earned no revenues since our inception through June 30, 2009. We do not anticipate earning any significant revenues until such time as we can bring to the market a medical device product. We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing any medical device products.

For the period inception through June 30, 2009, we generated no income.
Since our inception on August 14, 2006 we experienced a net loss of $(78,381). Our loss was attributed to organizational expenses and entering into a exclusive option agreement for a medical device. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

For the fiscal year ending June 30, 2009, we experienced a net loss of $(13,190) as compared to a net loss of $(28,761) for the same period last year. The net loss for the year ending June 30, 2009 was contributed to professional fees of $7,410, research and development fees of $280 and auditing fees of $5,500. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.


Revenues
--------

We generated no revenues for the period from August 14, 2006 (inception) through June 30, 2009. We do not anticipate generating any revenues for at least 28 months.


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

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

Our progress in product research and development is contingent upon developing a central line catheter prototype. This needs to be a working prototype that can be readily duplicated by a contract manufacturer at a reasonable price. In November, 2007, EZJR signed a purchase order with Interplex Medical LLC of Midford, OH, to help the Company develop this working prototype. The terms of the purchase order require that EZJR pay up to $25,000 for the development of a prototype catheter. Their engineers attempted to build this prototype without success. They worked closely with the physician inventor from the Cleveland Clinic. The major hurdle in this evaluation is whether or not a working prototype can be built and can easily be replicated with a contract manufacturer. If a working prototype cannot be built, there would be no reason to proceed in attempting to bring this medical device to the market.

Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees
----------------------------------------------

As of June 30, 2009, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of June 30, 2009 reflects $3,500 in assets and $3,980 in liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Our sole officer/director has agreed to contribute funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds contributed.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $500,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We intend to try and raise capital through a private offering after this registration statement is declared effective and our shares are quoted on the Over the Counter Bulletin Board. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended June 30, 2009. The Company has no employment agreements in place with its officers.

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

New Accounting Standards
------------------------

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

                              Financial Statement
                              -------------------

                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------

To the Board of Directors
EZJR, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of EZJR, Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and for the period from inception on August 14, 2006 through June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EZJR, Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and for the period from inception on August 14, 2006 through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $78,381, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
-------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    October 10, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7492 Fax (702) 253-7501

                                  EZJR, Inc.
                        (A Development Stage Company)
                                Balance Sheets

                                               June 30,       June 30,
                                                 2009           2008
                                              -----------   -------------
ASSETS

Current assets:
   Funds in escrow                            $         -   $      7,500
   Prepaid expenses                           $     3,500   $          -
                                              -----------   -------------
     Total current assets                           3,500          7,500
                                              ------------  -------------
TOTAL ASSETS                                  $     3,500   $      7,500
                                              ===========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                           $     1,480   $     15,757
   Accrued expense                                  2,500              -
                                              ------------  -------------
     Total liabilities                              3,980         15,757
                                              ------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized,
     none issued                                        -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750 shares and
     and 10,873,750 issued and outstanding
     as of 6/30/09 and 6/30/08 respectively        10,873         10,873
   Additional paid-in capital                      67,028         46,061
   (Deficit) accumulated during development
    stage                                         (78,381)       (65,191)
                                              ------------  -------------
     Total stockholders' equity                      (480)        (8,257)
                                              ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     3,500   $      7,500
                                              ============  =============

   The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                        (A Development Stage Company)
                          Statements of Operations


                                                        August 14,
                                  For the years            2006
                                 ended June 30,       (inception) to
                            ------------------------      June 30,
                                2009         2008           2009
                            -----------  -----------   --------------
REVENUE                     $         -  $        -    $           -
                            -----------  -----------   --------------

EXPENSES:
  Audit fees                     5,500        1,500            7,000
  Incorporating fees                 -            -              430
  Option contract                    -       10,000           46,000
  Professional fees              7,410          504            7,914
  Research & Development           280       16,757           17,037
                            -----------  -----------   --------------
   Total expenses               13,190       28,761           78,381
                            -----------  -----------   --------------

Net (loss) before income
 taxes                         (13,190)     (28,761)         (78,381)

Income tax expense                   -             -               -
                            -----------  -----------   --------------

NET (LOSS)                  $  (13,190)  $  (28,761)   $     (78,381)
                            ===========  ===========   ==============

NET (LOSS) PER COMMON
 SHARE                      $    (0.00)  $    (0.00)
                            ===========  ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING  10,873,750   10,873,750
                            ===========  ===========


  The accompanying notes are an integral part of these financial statements.

                                 EZJR, Inc.
                       (A Development Stage Company)
                    Statements of Stockholders' Deficit


                                                    (Deficit)
           Preferred                                Accumulated
             Stock        Common Stock   Additional  During
         ------------- ------------------ Paid-in   Development
         Shares Amount   Shares   Amount  Capital    Stage         Total
         ------ ------ ---------- ------- -------- ---------- --------------
August 14,
2006
Contributed
capital                                    36,430                    36,430

August 14,
2006
stock issued
as a dividend
from Eaton
Laboratories
at $0.001
per share              10,873,750  10,873 (10,873)                        -

Net (loss)
for the
year ended
June 30,
2007                                                 (36,430)       (36,430)
         ------ ------ ---------- ------- -------- ---------- --------------

Balance,
June 30,
2007          -      - 10,873,750  10,873   25,557   (36,430)             -

February 2008
Contributed
capital                                      2,500                    2,500

April 2008
Contributed
capital                                     10,000                   10,000

June 2008
Contributed
capital                                      8,004                    8,004



                                 EZJR, Inc.
                       (A Development Stage Company)
               Statements of Stockholders' Deficit (Continued)


                                                    (Deficit)
           Preferred                                Accumulated
             Stock        Common Stock   Additional  During
         ------------- ------------------ Paid-in   Development
         Shares Amount   Shares   Amount  Capital    Stage         Total
         ------ ------ ---------- ------- -------- ---------- --------------
Net (loss)
for the
year ended
June 30,
2008                                                 (28,761)       (28,761)
         ------ ------ ---------- ------- -------- ---------- --------------

Balance,
June 30,
2008          -     -  10,873,750  10,873  46,061    (65,191)        (8,257)

September
2008
Contributed
capital                                      1,500                     1,500

December
2008
Contributed
capital                                     19,467                    19,467

Net (loss)
for the
year ended
June 30,
2009                                                  (13,190)       (13,190)
         ------ ------ ---------- ------- -------- ----------- --------------

Balance,
June 30,
2009          - $    - 10,873,750 $10,873 $67,028  $  (78,381) $        (480)
         ====== ====== ========== ======= ======== =========== ==============






  The accompanying notes are an integral part of these financial statements.

                                EZJR, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows


                                                                 August 14,
                                         For the years              2006
                                         ended June 30,        (inception) to
                                     ------------------------     June 30,
                                          2009       2008           2009
                                     -----------  -----------  --------------
OPERATING ACTIVITIES:
Net (loss)                           $  (13,190)  $  (28,761)  $     (78,381)
Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
   (Increase) in prepaid expense         (3,500)           -          (3,500)
   (Decrease) increase in accounts
      payable                           (14,277)      15,757           1,480
   Increase in accrued expense            2,500            -           2,500
                                     -----------  -----------  --------------
Net cash (used) by operating
  activities                            (28,467)     (13,004)        (77,901)
                                     -----------  -----------  --------------

FINANCING ACTIVITIES:
Contributed capital                      20,967       20,504          77,901
                                     -----------  -----------  --------------
Net cash provided by financing
  activities                             20,967       20,504          77,901
                                     -----------  -----------  --------------

NET INCREASE (DECREASE) IN CASH          (7,500)       7,500               -
CASH AND EQUIVALENTS - BEGINNING          7,500            -               -
                                     -----------  -----------  --------------
CASH AND EQUIVALENTS - ENDING        $        -   $    7,500   $           -
                                     ===========  ===========  ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                     $        -   $        -   $           -
                                     ===========  ===========  ==============
   Income taxes paid                 $        -   $        -   $           -
                                     ===========  ===========  ==============
   Non-cash transactions             $        -   $        -   $           -
                                     ===========  ===========  ==============

  The accompanying notes are an integral part of these financial statements.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 1.   General Organization and Business

The Company was organized August 14, 2006 (Date of Inception) under the laws of the State of Nevada, as IVPSA Corporation. The Company was incorporated as a wholly owned subsidiary of Eaton Laboratories, Inc., a Nevada corporation. Eaton Laboratories was incorporated February 2, 2002, and, at the time of spin off was listed on the Over the Counter Bulletin Board.

The directors of Eaton Laboratories approved a spin off of its IVPSA subsidiary in the form of a stock dividend as of November 1, 2006 (the "Record Date").
The record shareholders of Eaton received one (1) unregistered common share, par value $0.001, of IVPSA Corporation common stock for every share of Eaton Laboratories common stock owned. The IVPSA Corporation stock dividend was based on 10,873,750 shares of Eaton common stock that were issued and outstanding as of the record date. Since IVPSA's business was related to developing medical devices and Eaton's business was related to developing generic pharmaceutical products, the Eaton directors decided it was in the best interest of Eaton and IVPSA's shareholders to spin off IVPSA to minimize any potential of conflict of interest, in accessing funding.

The spin-off transaction was accomplished by the distribution of certain intellectual property, representing industry contacts, third party relationships and trade secrets. It did not include the transfer of any hard assets or liabilities. This spin off was valued at par value since the company held no assets, was uncertain as to future benefit, the stock was not trading, and the company did not yet receive a stock symbol.

Eaton retained no ownership in IVPSA Corporation following the spin off. IVPSA Corporation is no longer a subsidiary of Eaton Laboratories.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company plans to develop and market medical devices.


NOTE 2.    Summary of Significant Accounting Practices

The Company has assets of $3,500 in prepaid expenses and liabilities of $3,980 as of June 30, 2009. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 2.    Summary of Significant Accounting Practices (Continued)

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Revenue recognition
-------------------
The Company recognizes revenue on an accrual basis as it invoices for services.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end
--------
The Company originally selected December 31 as its year-end. On March 31, 2008 the board of directors and majority of shareholders accepted a change of the year-end to June 30.

Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the period.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009

NOTE 2.    Summary of Significant Accounting Practices (Continued)

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - Going concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the accompanying financial statements, the Company is a development stage company with no history of operations, limited assets, and has incurred operating losses since inception. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, commence operations, provide competitive services, and ultimately to attain profitability. The Company intends to acquire additional operating capital through equity offerings. There is no assurance that the Company will be successful in raising additional funds.

NOTE 4 - Stockholders' equity

The Company is authorized to issue 70,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

The Company was a subsidiary of Eaton Laboratories, Inc. On November 1, 2006, the record shareholders of Eaton received a spin off dividend of one
(1) common share, par value $0.001, of IVPSA Corporation common stock for every share of Eaton Laboratories common stock owned.

As of June 30, 2009, EZJR, Inc. has 10,873,750 of its common stock issued and outstanding and none of its preferred stock issued nor outstanding.

There have been no other issuances of common stock.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009

NOTE 5.   Related Party Transactions

The Company does not lease or rent any property. Office space is being provided by the Company's director on a rent free basis. The amount is not considered material to the financial statements. The Company believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The sole officer and director of the Company is not compensated for his services. The Company does not anticipate paying compensation to any officer/director until the Company can generate a profit on a regular basis. Further, the executive officer/director of the Company has no plans to take any salary until the Company can generate a profit on a regular basis.
There are no Employment Agreements in place, and the sole officer/director will not be compensated for services previously provided. He will receive no accrued remuneration.

The sole officer/director has contributed funds to the operations of the Company, in order to keep it fully reporting and operational for the next twelve (12) months, without seeking reimbursement for funds contributed.


NOTE 6.    Provision for Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 6.    Provision for Income Taxes  (Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   ------
                   Total                               -%


NOTE 7.   Operating Leases and Other Commitments

The Company has no lease or other obligations.


NOTE 8.   Recent Pronouncements

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 8.   Recent Pronouncements (Continued)

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

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 8.   Recent Pronouncements (Continued)

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

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 8.   Recent Pronouncements (Continued)

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)- 1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

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

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 8.   Recent Pronouncements (Continued)

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 8.   Recent Pronouncements (Continued)

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No.
110 regarding the use of a "simplified" method, as discussed in SAB No.
107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 8.   Recent Pronouncements (Continued)

"plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

This amended quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

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



Item 9B. Other Information.

None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.


Name                         Age   Positions and Offices Held
---------------              ---   --------------------------
T J Jesky                    62    President, Secretary and Director


The Company is managed by T J Jesky, who has 22-years experience in the pharmaceutical industry. He is a former Division Manager for Procter & Gamble Pharmaceuticals. He began his pharmaceutical career in 1973 with Norwich Pharmacal, whose headquarters were based in Norwich, New York. This company subsequently changed its name to Norwich Eaton, and in 1981 it was purchased by Procter & Gamble. Norwich Eaton subsequently changed its name to Procter & Gamble Pharmaceuticals. Mr. Jesky held various positions in the company, including but not limited to: District Manager, Key Account Manager, Hospital Manager, Region Manager, Division Manager for U.S., Canada and Puerto Rico. He resigned from Procter & Gamble in 1995. He became President, CEO and sole stockholder of Studebaker's, Inc. a restaurant/nightclub and real estate holding company in Arizona. He privately sold this business in 1997. In 1997 through 1998, he owned and operated a restaurant consulting business, named Ionosphere, Inc. In 1998, he resigned from the Company when it was acquired by Axonyx, Inc., which is currently trading on the NASDAQ National Market, under the name TorreyPines Therapeutics, Inc. From 1996 through 1999 he was President and Chairman of the Board of Boppers Holdings, Inc., a Nevada Corporation real estate business; he resigned from the Company when it was acquired by e-Smart Technologies, Inc. which is currently listed on the Pink Sheets. In August, 1998, Mr. Jesky founded Barrington Laboratories, Inc., he resigned from the Company when it was acquired by ModernGroove Entertainment, in January, 2001 and subsequently acquired by Immediatek, Inc. Immediatek is currently traded on the OTC-BB. From February, 2000 to March, 2007, he held the position as President/Director of Eaton Laboratories, Inc. In March, 2007, Eaton Laboratories was acquired by Hydrogen Hybrid Technologies, Inc, a Canadian-based firm which is currently traded on OTC-BB under the stock symbol HYHY. From inception to present, he has held the position as President/ Director of IVPSA Corporation. IVPSA Corporation was a subsidiary of Eaton Laboratories. IVPSA Corporation subsequently acquired EZJR, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in his 16(a) reports.


Board of Directors
------------------

Our board of directors currently consists of one member, Mr. Jesky. Our directors serve one-year terms.

Audit Committee
---------------

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.


Code of Ethics
--------------

We have not adopted a Code of Ethics for the Board and any salaried employees.


Limitation of Liability of Directors
------------------------------------

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to EZJR. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the EZJR shares, unless the transaction is approved by EZJR's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of EZJR, Inc.


Item 11. Executive Compensation.


The following table sets forth summary compensation information for the fiscal year ended June 30, 2009 for our Chief Executive Officer, who was appointed on August 14, 2006. We did not have any executive officers as of the year end of June 30, 2009 who received any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since August 14, 2006 (inception) of the company through the fiscal years ending June 30, 2009 and June 30, 2007. EZJR has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                             Year                           Compen-
                             Ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  June 30  ($)    ($)    ($)       ($)      ($)
----------------------------------------------------------------------------
T J Jesky          CEO/Dir.  2009    -0-    -0-      -0-     -0-        -0-
                             2008    -0-    -0-      -0-     -0-        -0-
                             2007    -0-    -0-      -0-     -0-        -0-

We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officers or directors from inception through fiscal year end June 30, 2009.


Outstanding Equity Awards at Fiscal Year-Ending June 30, 2009
-------------------------------------------------------------

We did not have any outstanding equity awards as of June 30, 2009.

Option Exercises for Fiscal Year-Ending June 30, 2009
-----------------------------------------------------

There were no options exercised by our named executive officer in fiscal year ending June 30, 2009.

Potential Payments upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
---------------------

We did not pay our directors any compensation during fiscal years ending June 30, 2009 or June 30, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on May 25, 2010 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 10,873,750 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after May 25, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EZJR's common stock.


                                                     Amount
Title     Name and Address                           of shares      Percent
of        of Beneficial                              held by          of
Class     Owner of Shares         Position           Owner          Class(1)
----------------------------------------------------------------------------
Common     T J Jesky (2)          Pres./Director     4,000,000       36.7%
Common     Mark DeStefano (3)     Shareholder        3,500,000       32.2%
---------------------------------------------------------------------------
All Executive Officers, Directors
as a Group  (1 person)                               4,000,000       36.7%

(1) The percentages listed in the Percent of Class column are based upon 10,873,750 issued and outstanding shares of Common Stock.
(2)  T J Jesky, 2235 E. Flamingo, Suite 114, Las Vegas, NV 89119.
(3)  Mark DeStefano, 500 N. Rainbow, Suite 300, Las Vegas, NV  89107.


We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

The company's sole officer/director has contributed office space for our use. There is no charge to us for the space. Our officer will not seek reimbursement for past office expenses.

Through a Board Resolution and the approval of the majority of shareholders at the Company's annual shareholder meeting, the Company hired the professional services of Seale and Beers, CPAs, Certified Public Accountants, to perform an audit of the financial statements of the Company. Seale and Beers, CPAs own no stock in the Company. The company has no formal contracts with its accountants and they are paid on a fee for service basis.

Other than as set forth above, there are no transactions since our inception, or proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

a) Any director or executive officer of the small business issuer;

b) Any majority security holder; and

c) Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in the above.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for fiscal year ending June 30, 2009. Aggregate fees billed to us for the years ended June 30, 2009 and June 30, 2008 to Seale and Beers, CPAs and by our former auditor were as follows:


                                                         For the Years Ended
                                                               June 30,
                                                         -------------------
                                                            2009      2008
                                                         -------------------
(1) Audit Fees(1)                                         $5,500     $1,500
(2) Audit-Related Fees                                       -0-        -0-
(3) Tax Fees                                                 -0-        -0-
(4) All Other Fees                                           -0-        -0-

Total fees paid or accrued to our principal accountant


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission.


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending June 30, 2009, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:


(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       28
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5


(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

------------------------------------------------------------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
2.1        Acquisition and Plan of               10   6/30/09   2.1  10/29/09
           Merger between EZJR, Inc.
           and IVPSA Corporation
           dated July 25, 2008
------------------------------------------------------------------------------
3.1        Articles of Incorporation,            10   6/30/09   3.1  10/29/09
           as currently in effect
------------------------------------------------------------------------------
3.2        Bylaws                                10   6/30/09   3.2  10/29/09
           as currently in effect
------------------------------------------------------------------------------
3.3        Articles of Merger                    10   6/30/09   3.3  10/29/09
           between EZJR, Inc. and
           IVPSA Corporation
------------------------------------------------------------------------------
10.1       Exclusive Option Agreement            10   6/30/09  10.1  10/29/09
           between IVPSA Corporation
           and the Cleveland Clinic,
           dated March 15, 2007
------------------------------------------------------------------------------
10.2       Extension of Exclusive                10   6/30/09  10.2  10/29/09
           Option Agreement between
           IVPSA Corporation and
           the Cleveland Clinic,
           dated April 14, 2008.
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
32.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EZJR, Inc.
-----------
Registrant


By: /s/ T J Jesky
    -------------
        T J Jesky
        President

Date:  May 25, 2010
       ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


By: /s/ T J Jesky
    -------------
        T J Jesky
        President, Secretary,
        Treasurer and Director
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  May 25, 2010
       ------------