Form 10-Q/A
period 2009-12-31
EZJR, Inc.
filed 2010-05-27
CIK 1402453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                               Amendment No. 1 to
                                   FORM 10-Q/A
                               ------------------

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of May 25, 2010, the registrant had outstanding 10,873,750 shares of its $0.001 par value Common Stock.

                               Explanatory Note
                               ----------------

We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended December 31, 2009 to amend our Form 10-Q originally filed with the U. S. Securities and Exchange Commission on February 16, 2010. We are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 4.

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q, or modify or update in any way disclosures contained in the original Form 10-Q.

                              Table of Contents
                                 EZJR, Inc.
                              Index to Form 10-Q
               For the Quarterly Period Ended December 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of December 31, 2009 and June 30, 2009                  3

   Statements of Operations for the three months and six months
     ended December 31, 2009 and 2008                                     4

   Statements of Cash Flows for the six months
     ended December 31, 2009 and 2008                                     5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      18

Item 4.  Controls and Procedures                                         19

Part II  Other Information

Item 1.  Legal Proceedings                                               21

Item 1A. Risk Factors                                                    21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     21

Item 3.  Defaults Upon Senior Securities                                 21

Item 4.  Submission of Matters to a Vote of Security Holders             21

Item 5.  Other Information                                               21

Item 6.  Exhibits                                                        22

Signatures                                                               23


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
    shares authorized, 10,873,750 shares and
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

                                 EZJR, Inc.
                       (A Development Stage Company)
                     Condensed Statements of Operations
                                (Unaudited)

                                                                   August 14,
                       For the                   For the              2006
                  Three Months Ended         Six Months Ended      (Inception)
               ------------------------  ------------------------      to
               December 31, December 31, December 31, December 31, December 31,
                  2009         2008         2009         2008         2009
               -----------  -----------  -----------  -----------  ------------
REVENUE        $        -   $        -   $        -   $        -   $         -
               -----------  -----------  -----------  -----------  ------------

EXPENSES
 Audit fees         1,000        1,000        2,500        1,000         9,500
 Incorporating
   fees                 -            -            -            -           430
 Legal fees         2,500            -        2,500            -         2,500
 Option
   contract             -            -            -            -        46,000
 Professional
   fees                 -        2,180            -        2,230         7,914
 Research &
   development          -          280            -          280        17,037
               -----------  -----------  -----------  -----------  ------------
Total Expenses      3,500        3,460        2,500        3,510        83,381
               -----------  -----------  -----------  -----------  ------------

Net loss
 before income
 taxes             (3,500)      (3,460)      (5,000)      (3,510)      (83,381)

Income tax
 expense                -            -            -            -             -
               -----------  -----------  -----------  -----------  ------------

NET (LOSS)     $   (3,500)  $   (3,460)  $   (5,000)  $   (3,510)  $   (83,381)
               ===========  ===========  ===========  ===========  ============

NET (LOSS)
 PER COMMON
 SHARE         $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
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

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

                                  EZJR, Inc.
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                              December 31, 2009


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or
after December 15, 2009.   Share-lending arrangements that have been
terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS
No. 168 to have an impact on the financial statements.

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

                                  EZJR, Inc.
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                              December 31, 2009


NOTE 5 - CONTRIBUTED CAPITAL

During the quarter ending December 31, 2009, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10-K filing, which the law firm valued at $2,500.

The law firm decided to contribute this capital based on its recommendation that the Company engage the services of an auditor, who had his licensed revoked and was not able to complete the Company's audit for the past fiscal year. Based on this decision, the Company needed to engage a new auditor. The Company's corporate counsel believes this action will help build goodwill for its law firm.


NOTE 6 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through February 4, 2010, the date which the financial statements were available to be issued.

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

For the three months ending December 31, 2009, we experienced a net loss of $(3,500) as compared to a net loss of $(3,460) for the same period last year. The net loss for the three months ending December 31, 2009 was contributed to audit expenses of $1,000 and legal fees of $2,500. For the six months ending December 31, 2009, we experienced a net loss of $(5,000) as compared to a net loss of $(3,510) for the same period last year. The net loss for the 9 months ending December 31, 2009 was contributed to audit expenses of $2,500 and legal fees of $2,500. We have no cash at hand as of December 31, 2009. In our June 30, 2009 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

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

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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


                                              EZJR, Inc.
                                              -----------
                                              Registrant


Date:  May 25, 2010                        By: /s/ T J Jesky
       ------------                        -----------------
                                                   T J Jesky
                                                   President