Form 10-K/A
period 2009-06-30
EZJR, Inc.
filed 2010-07-27
CIK 1402453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 2 to
                                   FORM 10-K/A

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

As of July 27, 2010, there were 10,873,750 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               Explanatory Note
                               ----------------

We are filing this Amendment No. 2 on Form 10-K/A for the year ended June 30, 2009 to amend our Form 10-K originally filed with the U. S. Securities and
Exchange Commission on October 13, 2009 and amended on May 27, 2010.   We
are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 9A.

Unless otherwise expressly stated, this Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.


                                      INDEX

         Title                                                           Page

ITEM 1.  BUSINESS                                                          5

ITEM 2.  PROPERTIES                                                       21

ITEM 3.  LEGAL PROCEEDINGS                                                21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               21

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS        22

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          23
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                 28
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                          28

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE           32

ITEM 11. EXECUTIVE COMPENSATION                                           35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                 37
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   38
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                           39

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          40

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

On July 25, 2008, EZJR, Inc., a Nevada corporation and IVPSA Corporation, entered into an Acquisition Agreement and Plan of Merger. Immediately after the acquisition was consummated, the two major shareholders of the Company, in a private transaction, paid the original EZJR founder $4,000 for all of his stock in EZJR. Upon the execution of private transaction to purchase this stock, all of the original founder's shares in EZJR were returned to the corporate treasury, without consideration and cancelled on the corporate books.

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

We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable revenue from our operations. Our officer and director is planning to do whatever work is required until our business to the point of having positive cash flow. We do not expect to hire any employees during through 2010.

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         -------------------------------------------------------

To the Board of Directors
EZJR, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of EZJR, Inc. (A Development Stage Company) as of June 30, 2009 and June 30, 2008 (restated), and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended June 30, 2009 and June 30, 2008 (restated), and for the period from inception on August 14, 2006 through June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EZJR, Inc. (A Development Stage Company) as of June 30, 2009 and June 30, 2008 (restated), and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended June 30, 2009 and June 30, 2008 (restated), and for the period from inception on August 14, 2006 through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the accompanying financial statements, the Company has restated its 2008 financial statements, which were previously audited by other independent auditors who have ceased operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has not yet established an ongoing source of revenues and has incurred losses since inception. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs, LLC
------------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    October 10, 2009

Except for Notes 7 and 9, which are dated December 18, 2009; Notes 2 and 6, which are dated January 28, 2010, and Notes 1, 3, and 11, which are dated July 27, 2010.

              50 South Jones Blvd. Suite 202, Las Vegas, NV 89107
                      (888) 727-8251 Fax (888) 782-2351

                                  EZJR, Inc.
                        (A Development Stage Company)
                              Balance Sheets

                                                              Restated
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

                                  EZJR, Inc.
                        (A Development Stage Company)
                          Statements of Operations

                                  For the years         August 14,
                                 ended June 30,            2006
                            ------------------------  (inception) to
                                           Restated       June 30,
                                2009         2008           2009
                            -----------  -----------   --------------
REVENUE                     $         -  $        -    $           -
                            -----------  -----------   --------------

EXPENSES:
  Audit fees                     5,500        1,500            7,000
  Incorporating fees                 -            -              430
  Option contract                    -       10,000           46,000
  Professional fees              7,410          504            7,914
  Research & Development           280       16,757           17,037
                            -----------  -----------   --------------
   Total expenses               13,190       28,761           78,381
                            -----------  -----------   --------------

Net (loss) before income
 taxes                         (13,190)     (28,761)         (78,381)

Income tax expense                   -             -               -
                            -----------  -----------   --------------

NET (LOSS)                  $  (13,190)  $  (28,761)   $     (78,381)
                            ===========  ===========   ==============

NET (LOSS) PER COMMON
 SHARE                      $    (0.00)  $    (0.00)
                            ===========  ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING  10,873,750   10,873,750
                            ===========  ===========


  The accompanying notes are an integral part of these financial statements.

                                 EZJR, Inc.
                       (A Development Stage Company)
                   Statements of Stockholders' Deficit


                                                    (Deficit)
           Preferred                                Accumulated
             Stock        Common Stock   Additional  During
         ------------- ------------------ Paid-in   Development
         Shares Amount   Shares   Amount  Capital    Stage         Total
         ------ ------ ---------- ------- -------- ---------- --------------
August 14,
2006
Contributed
capital (cash)                             36,430                    36,430

August 14,
2006
stock issued
as a dividend
from Eaton
Laboratories
at $0.001
per share              10,873,750  10,873 (10,873)                        -

Net (loss)
for the
year ended
June 30,
2007                                                 (36,430)       (36,430)
         ------ ------ ---------- ------- -------- ---------- --------------

Balance,
June 30,
2007          -      - 10,873,750  10,873   25,557   (36,430)             -

February 2008
Contributed
capital (cash)                               2,500                    2,500

April 2008
Contributed
capital (cash)                              10,000                   10,000

June 2008
Contributed
capital (cash)                               8,004                    8,004




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
         ------ ------ ---------- ------- -------- ---------- --------------

Balance,
June 30,
2008
(Restated)   -     -  10,873,750  10,873  46,061    (65,191)        (8,257)

September
2008
Contributed
capital (cash)                               1,500                     1,500

December
2008
Contributed
capital (cash)                              19,467                    19,467

Net (loss)
for the
year ended
June 30,
2009                                                  (13,190)       (13,190)
         ------ ------ ---------- ------- -------- ----------- --------------

Balance,
June 30,
2009          - $    - 10,873,750 $10,873 $67,028  $  (78,381) $        (480)
         ====== ====== ========== ======= ======== =========== ==============






  The accompanying notes are an integral part of these financial statements.

                                EZJR, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows


                                          For the years         August 14,
                                         ended June 30,            2006
                                    ------------------------  (inception) to
                                                   Restated       June 30,
                                        2009         2008           2009
                                    -----------  -----------   --------------
OPERATING ACTIVITIES:
Net (loss)                           $  (13,190)  $  (28,761)  $     (78,381)
Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
   (Increase) in prepaid expense         (3,500)           -          (3,500)
   (Decrease) increase in accounts
      payable                           (14,277)      15,757           1,480
   Increase in accrued expense            2,500            -           2,500
                                     -----------  -----------  --------------
Net cash (used) by operating
  activities                            (28,467)     (13,004)        (77,901)
                                     -----------  -----------  --------------

FINANCING ACTIVITIES:
Contributed capital                      20,967       20,504          77,901
                                     -----------  -----------  --------------
Net cash provided by financing
  activities                             20,967       20,504          77,901
                                     -----------  -----------  --------------

NET INCREASE (DECREASE) IN CASH          (7,500)       7,500               -
CASH AND EQUIVALENTS - BEGINNING          7,500            -               -
                                     -----------  -----------  --------------
CASH AND EQUIVALENTS - ENDING        $        -   $    7,500   $           -
                                     ===========  ===========  ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                     $        -   $        -   $           -
                                     ===========  ===========  ==============
   Income taxes paid                 $        -   $        -   $           -
                                     ===========  ===========  ==============
   Non-cash transactions             $        -   $        -   $           -
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

On July 25, 2008, EZJR, Inc., a Nevada corporation and IVPSA Corporation, entered into an Acquisition Agreement and Plan of Merger whereby IVPSA was the successor corporation. Immediately after the acquisition was consummated, the two major shareholders of the Company, in a private transaction, paid the original EZJR founder $4,000 for all of his stock in EZJR. These shares were returned to the corporate treasury, without
consideration and cancelled on the corporate books.   At the time of the
acquisition, the original EZJR, Inc. had no assets, liabilities or any cash flows. Upon the merger of the two entities, IVPSA changed its corporate name to EZJR, Inc. The business plan of the original EZJR was to find a merger candidate or business acquisition transaction to take over its fully reporting requirements.

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

Research and development costs
------------------------------
Research and development costs are expensed as incurred. The amounts of costs expensed for the years ended June 30, 2009 and 2008, were $280 and $16,757, respectively.

Revenue recognition
-------------------
The Company applies the provision of SEC Staff Accounting Board ("SAB")
No. 104, Revenue Recognition. SAB No. 104, which supersedes SAB No. 101, Revenue Recognition in Financial Statements, provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies.
The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from August 14, 2006 (inception) to June 30, 2009, the Company has not recognized any revenues.

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


NOTE 3 -- MERGER WITH EZJR (the reporting Company)

On July 25, 2008, the Company, at that time known as IVPSA Corporation, which was a private company and EZJR, Inc., a Nevada corporation, that was fully reporting the SEC, entered into an Acquisition Agreement and Plan of Merger whereby EZJR, Inc. was acquired by IVPSA Corporation. Immediately after the acquisition was consummated, the two major shareholders of the Company, in a private transaction, paid the original EZJR founder $4,000 for all of his stock in EZJR. Upon the execution of the private transaction to purchase this stock, these shares were returned to the corporate treasury, without consideration and cancelled on the corporate books. From an accounting point of view, a contribution by the two major shareholders was made to the Company for these shares. When the shares were returned to the corporate treasury for cancellation, the credit to contributed capital was reversed with a net impact to the Company of zero.

Pursuant to Nevada Revised Statutes Chapter 92A, both companies under Nevada law were required to file Articles of Merger. The Articles of Merger state that IVPSA became the surviving entity. The financials are presented as if they were consolidated financials for IVPSA and EZJR, as the financials represent both entities. However, once the Articles of Merger were filed with the Nevada Secretary of State, both companies aligned and became a single entity. Therefore, since only one entity exists, the financials are not classified as consolidated, although they represent both entities.

The Articles of Merger filed with the Nevada Secretary of State, changed the corporate name of the consolidated companies to EZJR, Inc.

                                   EZJR, Inc.
                          (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2009

NOTE 4- Going concern

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

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, commence operations, provide competitive services, and ultimately to attain profitability. The Company intends to acquire additional operating capital through equity offerings. There is no assurance that the Company will be successful in raising additional funds.
NOTE 5 - Stockholders' equity

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


NOTE 6.   Related Party Transactions

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


NOTE 7.  Exclusive Option Agreement

The Company entered into an "Exclusive Option Agreement" with the Cleveland Clinic, Cleveland, Ohio, on March 15, 2007 to investigate and conduct due diligence with respect to the commercial viability of the licensable technology prior to executing a formal License Agreement. The Company paid the Cleveland Clinic, a nonrefundable fee of $36,000 for a one year Option Agreement and another $10,000 nonrefundable fee to extend the option
agreement for another year.   The agreement terminated in March, 2009.
This was accounted on our Statement of Operations as an Option Contract. The expense was recognized upon payment for the option.


NOTE 8.    Provision for Income Taxes

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

                                   EZJR, Inc.
                          (A Development Stage Company)
                         Notes to Financial Statements
                                 June 30, 2009


NOTE 8.    Provision for Income Taxes (continued)

The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizing of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

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

NOTE 9.   Operating Leases and Other Commitments

The Company has no lease or other obligations.

NOTE 10.   Recent Pronouncements

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS
166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Management is currently evaluating the potential impact this standard may have on its financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November
15, 2009. SFAS 167 will be effective for the Company beginning in 2010. Management is currently evaluating the potential impact this standard may have on its financial position, cash flows and results of operations, but does not believe the impact of the adoption will be material.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 10.   Recent Pronouncements (Continued)

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative
U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. Management is currently evaluating the potential impact this standard may have on its financial position, but does not believe the impact of the adoption will be material.

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


NOTE 10.   Recent Pronouncements (Continued)

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

In April 2009, the FASB issued FSP No. FAS (R)-1, Accounting for
Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 10.   Recent Pronouncements (Continued)

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


NOTE 10.   Recent Pronouncements (Continued)

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


NOTE 10.   Recent Pronouncements (Continued)

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


NOTE 10.   Recent Pronouncements (Continued)

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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), "Business Combinations". This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March
1, 2009.   It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                                 EZJR, Inc.
                      (A Development Stage Company)
                      Notes to Financial Statements
                               June 30, 2009

NOTE 11.  RESTATEMENT

The Company restated its financial statements as of and for the year ending June 30, 2008 due to an accounting error. The June 30, 2008 year-end financials reflect the correction of an expense in the amount of $7,500 due to a timing error. The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

                                                     Year Ended
                                                    June 30, 2008

                                           Originally
                                            Reported    Restated   Difference
                                           ----------  ----------  ----------
BALANCE SHEET

Current Liabilities
   Accounts Payable                         $ 8,257    $ 15,757    $ 7,500

  Total Liabilities and Stockholders' Equity
   (Deficit)                                 57,691      65,191     (7,500)

  Total stockholder's equity                   (757)     (8,257)    (7,500)

Total liabilities and Stockholders' Equity        -       7,500      7,500

Statement of Operations

Expenses:
  Audit fees                                  1,500       1,500           -
  Option contract                             2,500      10,000       7,500
  Professional fees                             504         504           -
  Research & Development                     16,757      16,757           -
                                            -------    --------     --------
Total Expenses                               21,261      28,761       7,500
                                            -------    --------     --------
Net Loss                                    (21,261)    (28,761)     (7,500)
                                           ==========  ==========  ==========

STATEMENT OF CASH FLOWS
  Operating Activities                     $(20,504)   $(13,004)    $  7,500
  Cash Ending                              $      -   $   7,500   $    7,500
                                           ==========  ==========  ==========

=============================================================================

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."


Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2009.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2009 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended June 30, 2009. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses
------------------------------------------------

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This amended annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on July 27, 2010 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 10,873,750 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after July 27, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EZJR's common stock.


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


(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

------------------------------------------------------------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
2.1        Acquisition and Plan of               10   6/30/09   2.1  10/29/09
           Merger between EZJR, Inc.
           and IVPSA Corporation
           dated July 25, 2008
------------------------------------------------------------------------------
3.1        Articles of Incorporation,            10   6/30/09   3.1  10/29/09
           as currently in effect
------------------------------------------------------------------------------
3.2        Bylaws                                10   6/30/09   3.2   10/29/09
           Corrected Bylaws                      10/A 9/30/09   3.2   12/21/09
------------------------------------------------------------------------------
3.3        Articles of Merger                    10   6/30/09   3.3  10/29/09
           between EZJR, Inc. and
           IVPSA Corporation
------------------------------------------------------------------------------
10.1       Exclusive Option Agreement            10   6/30/09  10.1  10/29/09
           between IVPSA Corporation
           and the Cleveland Clinic,
           dated March 15, 2007
------------------------------------------------------------------------------
10.2       Extension of Exclusive                10   6/30/09  10.2  10/29/09
           Option Agreement between
           IVPSA Corporation and
           the Cleveland Clinic,
           dated April 14, 2008.
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
32.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EZJR, Inc.
-----------
Registrant


By: /s/ T J Jesky
    -------------
        T J Jesky
        President

Date:  July 27, 2010
       -------------

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


Date:  July 27, 2010
       -------------