Form 10-Q/A
period 2010-03-31
EZJR, Inc.
filed 2010-07-27
CIK 1402453

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of July 26,2010, the registrant had outstanding 10,873,750 shares of its $0.001 par value Common Stock.

                               Explanatory Note
                               ----------------

We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2010 to amend our Form 10-Q originally filed with the U. S. Securities and Exchange Commission on May 24, 2010. We are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 4.

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


                              Table of Contents
                                 EZJR, Inc.
                              Index to Form 10-Q
               For the Quarterly Period Ended March 31, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of March 31, 2010 and June 30, 2009                     3

   Statements of Operations for the three months and nine months
     ended March 31, 2010 and 2009                                        4

   Statements of Cash Flows for the nine months
     ended March 31, 2010 and 2009                                        5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      13

Item 4.  Controls and Procedures                                         13

Part II  Other Information

Item 1.  Legal Proceedings                                               17

Item 1A. Risk Factors                                                    17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17

Item 3.  Defaults Upon Senior Securities                                 17

Item 4.  Submission of Matters to a Vote of Security Holders             17

Item 5.  Other Information                                               17

Item 6.  Exhibits                                                        18

Signatures                                                               19


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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q/A. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."


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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2010.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q/A, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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


                                              EZJR, Inc.
                                              -----------
                                              Registrant


Date:  July 26,2010                   By: /s/ T J Jesky
       ------------                   -----------------
                                              T J Jesky
                                              President