Form 10-K/A
period 2009-06-30
EZJR, Inc.
filed 2010-09-21
CIK 1402453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 3 to
                                   FORM 10-K/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number 0-53810

                                   EZJR, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    20-0667864
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

               2235 E. Flamingo, Suite 114,  Las Vegas, NV  89119
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

The Registrant's stock is listed on the Grey Sheets, where no trades have taken place.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of September 17, 2010, there were 10,873,750 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                               Explanatory Note
                               ----------------

We are filing this Amendment No. 3 on Form 10-K/A for the year ended June 30, 2009 to amend the Form 10-K/A filed with the U. S. Securities and Exchange Commission on May 27, 2010 and amended on July 27, 2010. We are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 9A. We also want to clarify that the original Form 10-K was not filed by the registrant who filed this amended Form 10.

Unless otherwise expressly stated, this Amendment No. 3 does not reflect events occurring after the filing of the original Form 10-K, or modify or update in any way disclosures contained in the original Form 10-K.


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

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

EZJR, Inc. Common Stock, $0.001 par value, was traded on the OTC-Bulletin Board, as of May 13, 2010 the Company's stock is now listed on the Grey sheets under the symbol: EZJR.

Since the Company has been cleared for trading, through September 17, 2010, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of September 17, 2010, there were approximately 100 holders of record of our Common Stock and 10,873,750 shares outstanding.

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

/s/ Seale and Beers, CPAs, LLC
------------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    October 10, 2009

Except for Notes 7 and 9, which are dated December 18, 2009; Notes 2 and 6, which are dated January 28, 2010, and Notes 1, 3, and 11, which are dated September 17, 2010.

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

                                 EZJR, Inc.
                       (A Development Stage Company)
                   Statements of Stockholders' Deficit


                                                    (Deficit)
           Preferred                                Accumulated
             Stock        Common Stock   Additional  During
         ------------------------------ Paid-in   Development
         Shares Amount   Shares   Amount  Capital    Stage         Total
         -------------------------------------------------------
August 14,
2006
Contributed
capital (cash)                             36,430                    36,430

August 14,
2006
stock issued
as a dividend
from Eaton
Laboratories
at $0.001
per share              10,873,750  10,873 (10,873)                        -

Net (loss)
for the
year ended
June 30,
2007                                                 (36,430)       (36,430)
         -------------------------------------------------------

Balance,
June 30,
2007          -      - 10,873,750  10,873   25,557   (36,430)             -

February 2008
Contributed
capital (cash)                               2,500                    2,500

April 2008
Contributed
capital (cash)                              10,000                   10,000

June 2008
Contributed
capital (cash)                               8,004                    8,004




                                 EZJR, Inc.
                       (A Development Stage Company)
             Statements of Stockholders' Deficit (Continued)


                                                    (Deficit)
           Preferred                                Accumulated
             Stock        Common Stock   Additional  During
         ------------------------------ Paid-in   Development
         Shares Amount   Shares   Amount  Capital    Stage         Total
         -------------------------------------------------------
Net (loss)
for the
year ended
June 30,
2008                                                 (28,761)       (28,761)
         -------------------------------------------------------

Balance,
June 30,
2008
(Restated)   -     -  10,873,750  10,873  46,061    (65,191)        (8,257)

September
2008
Contributed
capital (cash)                               1,500                     1,500

December
2008
Contributed
capital (cash)                              19,467                    19,467

Net (loss)
for the
year ended
June 30,
2009                                                  (13,190)       (13,190)
         --------------------------------------------------------

Balance,
June 30,
2009          - $    - 10,873,750 $10,873 $67,028  $  (78,381) $        (480)
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on September 17, 2010 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 10,873,750 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after September 17, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EZJR's common stock.


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

Date:  September 17, 2010
       -------------

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


Date:  September 17, 2010
       ------------------