Form 10-Q/A
period 2009-09-30
EZJR, Inc.
filed 2010-09-21
CIK 1402453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                Amendment No. 1 to
                                    FORM 10-Q
                               ------------------

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

                      Commission file number 0-53810

                                 EZJR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          20-0667864
   -------------------------------                        -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

               2235 E. Flamingo, Suite 114, Las Vegas, NV  89119
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 631-4251

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of September 17, 2010, the registrant had outstanding 10,873,750 shares of its $0.001 par value Common Stock.

                               Explanatory Note
                               ----------------

We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2009 to amend our Form 10-Q originally filed with the U. S. Securities and Exchange Commission on November 17, 2009. We are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 4.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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


                                              EZJR, Inc.
                                              -----------
                                              Registrant


Date:  September 17, 2010                   By: /s/ T J Jesky
       -----------------                   -----------------
                                              T J Jesky
                                              President