Form 10-Q/A
period 2009-12-31
EZJR, Inc.
filed 2010-09-21
CIK 1402453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                               Amendment No. 2 to
                                   FORM 10-Q/A
                               ------------------

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

                      Commission file number 0-53810

                                 EZJR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          20-0667864
   ------------------------------                       -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

              2235 E. Flamingo, Suite 114, Las Vegas, NV  89119
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

                               Explanatory Note
                               ----------------

We are filing this Amendment No. 2 on Form 10-Q/A for the quarter ended December 31, 2009 to amend our Form 10-Q originally filed with the U. S. Securities and Exchange Commission on February 16, 2010. We are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 4.

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


Part I.  Financial Information

Item 1.  Financial Statements

                                  EZJR, Inc.
                        (A Development Stage Company)
                          Condensed Balance Sheets

                                              December 31,
                                                 2009         June 30,
                                              (Unaudited)       2009
                                              ----------  -------------
                                   ASSETS
Current assets:
   Funds in escrow                            $           $          -
   Prepaid expenses                                              3,500
                                              ----------  -------------
     Total current assets                                        3,500
                                              ----------- -------------
TOTAL ASSETS                                  $           $      3,500
                                              ===========   =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                           $     1,980   $      1,480
   Accrued expense                                  1,000          2,500
                                              ----------- -------------
     Total liabilities                              2,980          3,980
                                              ----------- -------------

Stockholders' equity:
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized,
     none issued                                                     -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750 shares and
     and 10,873,750 issued and outstanding
     as of 12/31/09 and 6/30/09 respectively       10,873         10,873
   Additional paid-in capital                      69,528         67,028
   (Deficit) accumulated during development
    stage                                         (83,381)       (78,381)
                                              ----------- -------------
     Total stockholders' equity                    (2,980)          (480)
                                              ----------- -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $           $      3,500
                                              ============  =============

   The accompanying notes are an integral part of these financial statements.

                                 EZJR, Inc.
                       (A Development Stage Company)
                     Condensed Statements of Operations
                                (Unaudited)

                                                                   August 14,
                       For the                   For the              2006
                  Three Months Ended         Six Months Ended      (Inception)
               ----------------------- -----------------------     to
               December 31, December 31, December 31, December 31, December 31,
                  2009         2008         2009         2008         2009
               ---------- ---------- ---------- ---------- ------------
REVENUE        $          $          $          $          $         -
               ---------- ---------- ---------- ---------- ------------

EXPENSES
 Audit fees         1,000        1,000        2,500        1,000         9,500
 Incorporating
   fees                                                            430
 Legal fees         2,500                   2,500                    2,500
 Option
   contract                                                     46,000
 Professional
   fees                        2,180                   2,230         7,914
 Research &
   development                   280                     280        17,037
               ---------- ---------- ---------- ---------- ------------
Total Expenses      3,500        3,460        2,500        3,510        83,381
               ---------- ---------- ---------- ---------- ------------

Net loss
 before income
 taxes             (3,500)      (3,460)      (5,000)      (3,510)      (83,381)

Income tax
 expense                                                             -
               ---------- ---------- ---------- ---------- ------------

NET (LOSS)     $   (3,500)  $   (3,460)  $   (5,000)  $   (3,510)  $   (83,381)
               ===========  ===========  ===========  ===========  ============

NET (LOSS)
 PER COMMON
 SHARE         $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
               ===========  ===========  ===========  ===========

WEIGHTED AVERAGE
 NUMBER OF
 COMMON SHARES
 OUTSTANDING   10,873,750   10,873,750   10,873,750   10,873,750
               ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                EZJR, Inc.
                       (A Development Stage Company)
                    Condensed Statements of Cash Flows
                               (Unaudited)

                                                                   August 14,
                                                 For the              2006
                                             Six Months Ended      (Inception)
                                         -----------------------     to
                                         December 31, December 31, December 31,
                                            2009         2008         2009
                                         ---------- ---------- ------------
OPERATING ACTIVITIES
  Net (loss)                             $   (5,000)  $   (3,510)  $   (83,381)
  Adjustments to reconcile net loss to
    net cash provided (used) by operating
    activities:
      Decrease in prepaid expenses            3,500                        -
      Increase (decrease) in
        accounts payable                        500      (12,527)        1,980
      Increase (decrease) in
        accrued expenses                     (1,500)                   1,000
                                         ---------- ---------- ------------
Net cash (used) by operating
  activities                                 (2,500)     (16,037)      (80,401)

FINANCING ACTIVITIES
  Contributed capital                         2,500       20,967        80,401
                                         ---------- ---------- ------------
Net cash provided by financing
  activities                                  2,500       20,967        80,401
                                         ---------- ---------- ------------

NET INCREASE (DECREASE) IN CASH                          4,930             -
CASH AND EQUIVALENTS BEGINNING                         7,500             -
                                         ---------- ---------- ------------
CASH AND EQUIVALENTS ENDING            $          $   12,430   $         -
                                         ===========  ===========  ============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                         $          $          $         -
   Income taxes paid                     $          $          $         -
   Non-cash transactions                 $          $          $         -

  The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                              December 31, 2009

NOTE 1 CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 GOING CONCERN

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


NOTE 3 SIGNIFICANT ACCOUNTING POLICIES

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


NOTE 3 SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


NOTE 3 SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS
No. 168 to have an impact on the financial statements.

                                  EZJR, Inc.
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                              December 31, 2009


NOTE 3 SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                  EZJR, Inc.
                         (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                              December 31, 2009


NOTE 3 SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) "Not-for-Profit
Entities: Mergers and Acquisitions including an amendment of FASB Statement No. 142" ("SFAS 164"). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition. SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (ASC Topic 810) (revised December 2003), "Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (ASC Topic 810)," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.


NOTE 4 RELATED PARTY TRANSACTIONS

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


NOTE 5 CONTRIBUTED CAPITAL

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


NOTE 6 SUBSEQUENT EVENTS

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

Item 1 -Legal Proceedings

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


Item 1A Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and the discussion in Item 1, above, under " Liquidity and Capital Resources."


Item 2 -Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -Defaults Upon Senior Securities

None.

Item 4 -Submission of Matters to a Vote of Security Holders

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

Item 5 -Other Information

None.

Item 6 -Exhibits

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