Form 10-Q/A
period 2010-03-31
EZJR, Inc.
filed 2010-09-21
CIK 1402453

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

                               Explanatory Note
                               ----------------

We are filing this Amendment No. 2 on Form 10-Q/A for the quarter ended March 31, 2010 to amend our Form 10-Q originally filed with the U. S. Securities and Exchange Commission on May 24, 2010. We are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 4.

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


                                              EZJR, Inc.
                                              -----------
                                              Registrant


Date:  September 17, 2010                   By: /s/ T J Jesky
       ------------------                   -----------------
                                              T J Jesky
                                              President