Form 10-K
period 2010-06-30
EZJR, Inc.
filed 2010-10-13
CIK 1402453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2010

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

No trades have taken place of the Registrant's stock.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of October 12, 2010, there were 10,873,750 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX

         Title                                                           Page

ITEM 1.  BUSINESS                                                          5

ITEM 2.  PROPERTIES                                                       23

ITEM 3.  LEGAL PROCEEDINGS                                                24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              24

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS        25

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          26
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      30

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                 31
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                          31

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE           35

ITEM 11. EXECUTIVE COMPENSATION                                           38

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                 40
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   41
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                           42

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          44

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

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

EZJR, Inc, ("we", "us", "our", the "Company" or the "Registrant") was organized August 14, 2006 (Date of Inception) under the laws of the State of Nevada, as IVPSA Corporation ("IVP"). The Company was incorporated as a subsidiary of Eaton Laboratories, Inc., a Nevada corporation. The Company is a developmental medical device company which plans to produce medical devices, utilizing the outside contract manufacturing facilities. At this time, we have no substantive operations involving a medical device.

On July 25, 2008, EZJR, Inc., a Nevada corporation and IVPSA Corporation, entered into an Acquisition Agreement and Plan of Merger. Immediately after the acquisition was consummated, the two major shareholders of the Company, in a private transaction, paid the original EZJR founder $4,000 for all of his stock in EZJR. Upon the execution of private transaction to purchase this stock, all of the original founder's shares in EZJR were returned to the corporate treasury, without consideration and cancelled on the corporate books. The original EZJR, Inc., was incorporated in Nevada on December 30, 2005. Upon the merger of the two entities, IVP changed its corporate name to EZJR, Inc. The business plan of the original EZJR was to find a merger candidate or business acquisition transaction to take over its fully reporting requirements. This was the purpose of the acquisition. Since we did not issue securities to the security holders of the target in the acquisition, the purpose of the acquisition was not achieved. Therefore, we are filing a Form 10 to register our Company. The filing of the Form 10 is currently undergoing comments from the SEC, and should be considered deficient.


Business of Issuer

EZJR, Inc. is a development stage medical device company which plans to produce medical devices, utilizing the services contract manufacturing facilities. Currently, we have no substantive operations involving a medical
device.   Further, we do not have the resources to conduct any required clinical trials to obtain FDA approval. If resources do become available, we plans to outsource this task to third parties who have the facilities to conduct any required clinical trials. The Company also plans to subcontract the manufacturing and production process of any future medical device to a FDA approved contract manufacturing facility which can produce sterile medical devices under Good Manufacturing Practices. If the Company can ever develop a medical device, it plans to distribute its product(s) into the marketplace through medical supply wholesalers, hospitals and health maintenance organizations.

Exclusive Option Agreement
--------------------------

We entered into an "Exclusive Option Agreement" with the Cleveland Clinic, Cleveland, Ohio, on March 15, 2007 to investigate and conduct due diligence with respect to the commercial viability of the licensable technology prior to executing a formal License Agreement. The technology consists of a central line catheter with the ability to access the jugular bulb. The jugular bulb is part of the internal jugular vein that collects the blood from the brain, from the superficial parts of the face, and from the neck. This catheter was invented by a physician at the Cleveland Clinic. The Company paid the Cleveland Clinic, a nonrefundable fee of $46,000 for this exclusive option agreement. The agreement terminated in March, 2009. EZJR has not renewed this option agreement or entered into any licensing agreement with the Cleveland Clinic. EZJR has been unable to find a contract manufacturer who can handle the technical design of this proposed catheter.


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

A potential benefit that might be achieved after the development of this catheter will provide anesthesiologists a method for double catheterization (inserting both caudad and cephalad catheters) all within one catheter. In other words, this design provides for one catheter to monitor a patient's vital signs, as compared to using two catheters for the same measurements.

This proposed catheter will give access to the blood exiting the brain, which can help the anesthesiologist monitor brain metabolism and its byproducts. Such information is important to neuro-critical care units and intracranial vascular surgical procedures. This method has also been suggested for monitoring the brain in cardiac surgical procedures.

Prototype Development
---------------------

EZJR has yet to find a contract manufacturer who can build a working prototype of this catheter. In order to continue with this project, EZJR needs a working prototype that can be readily duplicated by a contract manufacturer at a reasonable price. In November, 2007, EZJR signed a purchase order with Interplex Medical LLC of Midford, OH, to help the Company develop this working prototype. The terms of the purchase order require that EZJR pays up to $25,000 for the development of a prototype catheter. It was the understanding between the Company and Interplex that Interplex would not exceed more than $25,000 in research costs without the Company's prior approval. In the fourth quarter of 2008, the management of the Company and Interplex determined that they would not be able to design the catheter based on the specifications given. At this point, the Company spent $17,037 when that decision was made. The Company stopped its activities with Interplex, and no additional fees were charged to the Company. We are up-to-date in paying Interplex for their services. We paid Interplex $17,037 and we do not owe them any monies, we have no further obligations with Interplex. Their bill has been paid by the officer of the Company, who will not seek reimbursement for monies spent to take with Interplex. He has agreed to continue to fund this project, for the next twelve months without seeking reimbursement from the Company, to a point where we have identified engineers on an economical basis. At that point, we will need to seek outside funding to produce and obtain FDA approval to market the catheter. To date, the Interplex engineers were unable to successfully build this prototype. If a working prototype cannot be built, there would be no reason to proceed in attempting to bring this medical device to the market.

The difficulty in building a double catheterization prototype of this catheter rests in its design. It is a catheter within a catheter. The catheter inside the larger catheter must make a 180 degree turn without crimping its opening to serve its purpose. In other words, blood must be able to pass within the inner catheter without any blockage, after the inner catheter has made a 180 turn. We have been unable to produce a working catheter which successfully meets these design specifications.


Existing or Probable Government Regulations
-------------------------------------------

All medical devices require certification from the U.S. Food and Drug Administration, "FDA", before entering distribution. The certification process is intended to assure that the products are safe and effective.

Under the Federal Food, Drug and Cosmetic Act, known as the FD&C Act, manufacturers of medical products and devices must comply with certain regulations governing the design, testing, manufacturing, packaging, servicing and marketing of medical products.

The FDA generally must clear the commercial sale of new medical devices.

Medical Device Approval Process. In the United States, medical devices are classified into one of three classes (Class I, II or III), based on the device's risk and what is known about the device.. The class to which the device is assigned determines, among other things, the type of pre-marketing submission/application required for FDA clearance to market. If the device is classified as Class I or II, and if it is not exempt, a 510(k) pre-market notification will be required for marketing under FDA regulations, Class II devices receive marketing clearance through a 510(k) pre-market notification. The three categories are as follows:

     o Class I devices are generally lower risk products for which sufficient information exists establishing that general regulatory controls provide reasonable assurance of safety and effectiveness. Most class I devices are exempt from the requirement for premarket notification. FDA clearance of a premarket notification is necessary prior to marketing a non-exempt class I device in the United States.

     o Class II devices are devices for which general regulatory controls are insufficient to provide a reasonable assurance of safety and effectiveness and for which there is sufficient information to establish special controls, such as guidance documents or performance standards, to provide a reasonable assurance of safety and effectiveness.

     o Class III devices are devices for which there is insufficient information demonstrating that general and special controls will provide a reasonable assurance of safety and effectiveness and which are life-sustaining, life-supporting or implantable devices, or devices posing substantial risk. Unless a device is a preamendments device that is not subject to a regulation requiring a Premarket Approval ("PMA"), the FDA generally must approve a PMA prior to the marketing of a class III device in the United States.

Management believes if we could ever develop this catheter, it will be classified as a "Class-II" device, since it involves, a surgical procedure, performed by anesthesiologists to utilize. The Class II process is expensive and uncertain. Class II devices are those for which general controls alone are insufficient to assure safety and effectiveness, and additional existing methods are available to provide such assurances. Therefore, Class II devices are also subject to special controls in addition to the general controls of Class I devices. . Special controls include provisions related to (1) performance and design standards, (2) post-market surveillance, (3) patient registries and (4) the use of FDA guidelines. The FDA Clearance Process for Class II Devices includes special labeling requirements, design controls, mandatory performance standard requirements, and surveillance programs (post-market). Devices in Class II are held to a higher level of assurance than Class I devices that they will perform as indicated and will not cause injury or harm to patient or user.

Product and manufacturing and controls specifications and information must also be provided. Obtaining approval can take several years and approval may be conditioned on, among other things, the conduct of post-market clinical studies.

Whether or not a product is required to be approved before marketing, we must comply with strict FDA requirements applicable to devices, including quality system requirements pertaining to all aspects of our product design and manufacturing process, such as requirements for packaging, labeling, record keeping, including complaint files, and corrective and preventive action related to product or process deficiencies. The FDA enforces its quality system requirements through periodic inspections of medical device manufacturing facilities. In addition, Medical Device Reports must be submitted to the FDA to report an event or information that reasonably suggests that a device may have caused or contributed to a death or serious injury; or has malfunctioned and that the device or a similar device marketed by the same manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Similar to adverse event reports applicable to drugs, medical device reports can result in agency action such as inspections, recalls, and patient/physician notifications, and are often the basis for agency enforcement actions. Because the reports are publicly available, they can also become the basis for private tort suits, including class actions.

Labeling and Advertising. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our biologics and medical devices will be limited to those specified in an FDA approval and claims exceeding those that are approved will constitute a violation of the Federal Food, Drug, and Cosmetics Act. Violations of the Federal Food, Drug, and Cosmetics Act, Public Health Service Act, or regulatory requirements at any time during the product development process, approval process, or after approval may result in agency enforcement actions, including voluntary or mandatory recall, license suspension or revocation, premarket approval withdrawal, seizure of products, fines, injunctions, and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on us.


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

As discussed in the Notes to the Financial Statements included in this Current Report, at June 30, 2010 EZJR had no working capital and total liabilities of $5,230. EZJR had a net loss of approximately $(95,131) from its inception to June 30, 2010.

These factors raise substantial doubt that EZJR will be able to continue operations as a going concern, and EZJR's independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to March 31, 2010.

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

The President and Director of the company, currently devotes approximately 5-10 hours per week to company matters. The responsibility of developing the company's business, and fulfilling the reporting requirements of a public company all fall upon Mr. Jesky. Mr. Jesky was the former President of Eaton Laboratories, the Company that spun off IVPSA Corporation. Eaton Laboratories was founded in February, 2000 and was acquired by Hydrogen Hybrid Technologies in March, 2007. From its inception to the time of its acquisition, Eaton Laboratories did not produce any revenues. Mr. Jesky intends to limit his role in his other activities and devote more of his time to EZJR after the Company attains a sufficient level of revenue and is able to provide sufficient officers' salaries per its business plan. In the event he is unable to fulfill any aspect of his duties to the company, EZJR may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business. If Mr. Jesky began working on other projects it could take away from the time he currently spends working on our business affairs and could create a potential conflict of interest. EZJR has not formulated a plan to resolve any possible conflict of interest with his other business activities. We do not have any employment agreements Mr. Jesky, which means he is not obligated to continue to work for the Company and can resign his position whenever he is inclined to do so.

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

As of June 30, 2010, EZJR had no working cash nor equivalents. EZJR needs at least five hundred dollars ($500,000) in order to obtain FDA (Food and Drug Administration) approval to market its potential medical device. EZJR determined that $500,000 is needed for: 1) engineering design and specifications of the medical device; 2) production of the medical device;
3) FDA application process; 4) conducting the necessary FDA studies; and
5) producing a working inventory of the medical device.

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


11.  THE FDA APPROVAL PROCESS CAN BE VERY LENGTHY AND UNCERTAIN

Upon the completion of the required testing, analysis of the testing, and producing an actual manufacturing lot of the product, the Company will be ready to submit an Application to the FDA for their review and comment. EZJR expects this process could take eleven months after EZJR obtains funding, just to produce the required data for a Submission Application. Once the Application is received by the FDA, they have 180 days to respond to an Application. At that time, based on the data provide, they will most likely comment on the Application in that they will require clarification or more data. The Company expects the FDA approval process to last an undeterminable amount of time and possibly years prior to an approval. If the FDA requires additional data following the review of EZJR's Application, this will require additional expense and loss of time to bring its product to the market. There exists an uncertainty on how long the actual FDA approval process will taken, as they may require additional information. This uncertainty can adversely effect when EZJR can bring the final product to the marketplace.

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

19. HOLDERS OF OUR COMMON STOCK HAVE A RISK OF POTENTIAL THAT CHANGE OF CONTROL OR THE FOCUS OF THE COMPANY CAN TAKE PLACE WITHOUT THEIR VOTE.

Certain types of transactions may be entered into solely by Board of
Directors approval without stockholder ratification.   EZJR's sole
officer/director and its second largest stockholder, together beneficially own approximately or have the right to vote approximately 68.9% of EZJR's outstanding common stock. Under Nevada law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an acquisition or a reorganization, minority stockholders would not be given the opportunity to vote on the issue. Non-affiliated shareholders will be less likely to be given an opportunity to vote upon any type of acquisition or reorganization. The affiliated shareholders of EZJR have a relevant history of engaging in the type of transactions that generate this risk. For example, they spun-off the original Company of EZJR, formerly called IVPSA from Eaton Laboratories; Eaton Laboratories itself was acquired by Hydrogen Hybrid Technologies; they spun-off Basic Services from Eaton Laboratories, which later was acquired by Adrenalina; and, Generic Marketing Services was spun-off of Basic Services. Each spin-off took place without a non-affiliated shareholder vote.

                     RISKS RELATING TO EZJR'S COMMON SHARES
                     -------------------------------------

20. EZJR MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE SELLING SHAREHOLDERS' PERCENT OF OWNERSHIP AND MAY DILUTE EZJR'S SHARE VALUE.

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


21. EZJR'S COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN EZJR'S SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN EZJR'S STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN EZJR'S STOCK.

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


22. ALTHOUGH OUR STOCK CAN BE FOUND ON THE GREY SHEETS, A TRADING MARKET HAS NOT DEVELOP, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

There is currently no trading market in our securities and there are no assurances that a market may develop or, if developed, may not be sustained. Grey Market securities tend to be relatively illiquid. If no market is ever developed for our common stock, it will be difficult for you to sell any shares in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

23. BECAUSE EZJR DOES NOT INTEND TO PAY ANY CASH DIVIDENDS ON ITS COMMON STOCK, THE COMPANY'S STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

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


24. EZJR MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT SHAREHOLDER RIGHTS AS HOLDERS OF THE COMPANY'S COMMON STOCK.

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


Item 1B. Unresolved Staff Comments.

The Company has a number of outstanding unresolved Staff comment concerning its original Form 10-K filing and subsequent related Form 10-Q and Form 10-K filings for SEC file number 0-53810. The Company has filed a number of amendments and is in the process of responding to the unresolved Staff comments.

Item 2. Properties.

The Company owns no real property. Our corporate headquarters are located at 2235 E. Flamingo, Suite 114, Las Vegas, NV 89119. This space consists of a unit within a commercial building that is also used by unrelated businesses. This space is being provided by the Company's director on a rent free basis. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

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

No matters were submitted to the shareholder for the fiscal year ending June 30, 2010

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

EZJR, Inc. Common Stock, $0.001 par value, can be found on the Grey sheets under the symbol: EZJR. There are no market markers on the Grey Sheets. Since grey market securities are not traded or quoted on an exchange or interdealer quotation system, investor's bids and offers are not collected in a central spot so market transparency is diminished and execution of orders is difficult. Therefore, Grey Market securities tend to be relatively illiquid.

There have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of October 12, 2010, there were approximately 98 holders of record of our Common Stock and 10,873,750 shares outstanding.

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

(e)  Recent Sales of Unregistered Securities

The Company did not issue any shares during the fiscal years ended June 30, 2010 or June 30, 2009.

(f)  Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2010 or June 30, 2009.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

EZJR, Inc., was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 14, 2006.

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


Results of Operations for the year ended June 30, 2010
------------------------------------------------------

We earned no revenues since our inception through June 30, 2010. We do not anticipate earning any significant revenues until such time as we can bring to the market a medical device product. We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing any medical device products.

For the period inception through June 30, 2010, we generated no income.
Since our inception on August 14, 2006 we experienced a net loss of $(95,131). Our loss was attributed to organizational expenses, entering into a exclusive option agreement for a medical device, audit fees, legal fees, and research and development fees. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

For the fiscal year ending June 30, 2010, we experienced a net loss of $(16,750) as compared to a net loss of $(13,190) for the same period last year. The net loss for the year ending June 30, 2010 was contributed to legal fees of $7,500 and audit fees of 9,250. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

We generated no revenues for the period from August 14, 2006 (inception) through June 30, 2010. We do not anticipate generating any revenues for at least 28 months.


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

Significant changes in the number of employees
----------------------------------------------

As of June 30, 2010, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of June 30, 2010 reflects no assets and $5,230 in liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.
Our sole officer/director has agreed to contribute funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds contributed.

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

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended June 30, 2010. The Company has no employment agreements in place with its officers.

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

New Accounting Standards
------------------------

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.


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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
        -------------------------------------------------------

To the Board of Directors
EZJR, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of EZJR, Inc. (A Development Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended June 30, 2010 and 2009, and for the period from inception on August 14, 2006 through June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EZJR, Inc. (A Development Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended June 30, 2010 and 2009, and for the period from inception on August 14, 2006 through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is currently in the development stage with no history of operations and has incurred significant losses since inception. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
-------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    October 12, 2010


             50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                Phone: (888)727-8251 Fax: (888)782-2351

                                 EZJR, Inc.
                        (A Development Stage Company)
                              Balance Sheets

                                               June 30,       June 30,
                                                 2010           2009
                                              -----------   -------------
ASSETS

Current assets:
   Cash and cash equivalents                  $         -   $          -
   Prepaid expenses                                     -          3,500
                                              -----------   -------------
     Total current assets                               -          3,500
                                              ------------  -------------
TOTAL ASSETS                                  $         -   $      3,500
                                              ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expense       $     5,230   $      3,980
                                              ------------  -------------
     Total liabilities                              5,230          3,980
                                              ------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized,
     none issued                                        -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750 shares and
     and 10,873,750 issued and outstanding
     as of 6/30/10 and 6/30/09 respectively        10,873         10,873
   Additional paid-in capital                      79,028         67,028
   (Deficit) accumulated during development
    stage                                         (95,131)       (78,381)
                                              ------------  -------------
     Total stockholders' equity                    (5,230)          (480)
                                              ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $         -   $      3,500
                                              ============  =============

   The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                        (A Development Stage Company)
                          Statements of Operations

                                                         August 14,
                                 For the years              2006
                                 ended June 30,        (inception) to
                            ------------------------      June 30,
                                2010         2009           2010
                            -----------  -----------   --------------
REVENUE                     $         -  $        -    $           -
                            -----------  -----------   --------------

EXPENSES:
  Audit fees                     9,250        5,500           16,250
  Incorporating fees                 -            -              430
  Legal fees                     7,500            -            7,500
  Option contract                    -            -           46,000
  Professional fees                  -        7,410            7,914
  Research & Development             -          280           17,037
                            -----------  -----------   --------------
   Total expenses               16,750       13,190           95,131
                            -----------  -----------   --------------

Net (loss) before income
 taxes                         (16,750)     (13,190)         (95,131)

Income tax expense                   -             -               -
                            -----------  -----------   --------------

NET (LOSS)                  $  (16,750)  $  (13,190)   $     (95,131)
                            ===========  ===========   ==============

(LOSS) PER COMMON
 SHARE                      $    (0.00)  $    (0.00)
                            ===========  ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING  10,873,750   10,873,750
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




                                 EZJR, Inc.
                       (A Development Stage Company)
             Statements of Stockholders' Deficit (Continued)


                                                    (Deficit)
           Preferred                                Accumulated
             Stock        Common Stock   Additional  During
         ------------- ------------------ Paid-in   Development
         Shares Amount   Shares   Amount  Capital    Stage         Total
         ------ ------ ---------- ------- -------- ---------- --------------
December
2009
Contributed
capital (services)                          2,500                      2,500

January
2010
Contributed
capital (cash)                                500                        500

March
2010
Contributed
capital (services)                          2,500                      2,500

May
2010
Contributed
capital (cash)                              4,000                      4,000

June
2010
Contributed
capital (services)                          2,500                      2,500

Net (loss)
for the
year ended
June 30,
2010                                                  (16,750)       (16,750)
         ------ ------ ---------- ------- -------- ----------- --------------

Balance,
June 30,
2010          - $    - 10,873,750 $10,873 $79,028  $  (95,131) $      (5,230)
         ====== ====== ========== ======= ======== =========== ==============


  The accompanying notes are an integral part of these financial statements.

                                EZJR, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows


                                                                 August 14,
                                         For the years              2006
                                         ended June 30,        (inception) to
                                     ------------------------     June 30,
                                        2010         2009           2010
                                     -----------  -----------  --------------
OPERATING ACTIVITIES:
Net (loss)                           $  (16,750)  $  (13,190)  $     (95,131)
Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
   (Increase) in prepaid expense          3,500       (3,500)              -
   (Decrease) increase in accounts
      payable                                 -      (14,277)          1,480
   Increase in accrued expense            1,250        2,500           3,750
                                     -----------  -----------  --------------
Net cash (used) by operating
  activities                            (12,000)     (28,467)        (89,901)
                                     -----------  -----------  --------------

FINANCING ACTIVITIES:
Contributed capital                      12,000       20,967          89,901
                                     -----------  -----------  --------------
Net cash provided by financing
  activities                             12,000       20,967          89,901
                                     -----------  -----------  --------------

NET INCREASE (DECREASE) IN CASH               -       (7,500)              -
CASH AND EQUIVALENTS - BEGINNING              -        7,500               -
                                     -----------  -----------  --------------
CASH AND EQUIVALENTS - ENDING        $        -   $        -   $           -
                                     ===========  ===========  ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                     $        -   $        -   $           -
   Income taxes paid                 $        -   $        -   $           -
   Non-cash transactions             $    7,500   $        -   $       7,500

  The accompanying notes are an integral part of these financial statements.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2010


NOTE 1.   General Organization and Business

The Company was organized on August 14, 2006 (Date of Inception) under the laws of the State of Nevada, as IVPSA Corporation. The Company was incorporated as a wholly owned subsidiary of Eaton Laboratories, Inc., a Nevada corporation. Eaton Laboratories was incorporated February 2, 2002, and, at the time of spin off was listed on the Over the Counter Bulletin Board.

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

The spin-off transaction was accomplished by the distribution of certain intellectual property, representing industry contacts, third party relationships and trade secrets. It did not include the transfer of any hard assets or liabilities. This spin off was valued at par value since the company held no assets, was uncertain as to future benefit, the stock was not trading, and the company had not yet received a stock symbol.

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

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2010


NOTE 1.   General Organization and Business (Continued)

The Company is a development stage entity in accordance with FASB ASC 915, "Accounting and Reporting by Development Stage Entities". The Company plans to develop and market medical devices.


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

Research and development costs
------------------------------
Research and development costs are expensed as incurred. The amounts of costs expensed for the years ended June 30, 2010 and 2009, were $0 and $280, respectively.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2010


NOTE 2.    Summary of Significant Accounting Practices (Continued)

Revenue recognition
-------------------
The Company applies the provision of FASB ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from August 14, 2006 (inception) to June 30, 2010, the Company has not recognized any revenues.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period from inception on August 14, 2006 through June 30, 2010.

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

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2010


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


Going concern
-------------
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As shown in the accompanying financial statements, the Company is a development stage company with no history of operations, limited assets, and has incurred operating losses since inception. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

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

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2010


NOTE 3 -- MERGER WITH EZJR (the reporting Company) (Continued)

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

As of June 30, 2010, EZJR, Inc. has 10,873,750 of its common stock issued and outstanding and none of its preferred stock issued nor outstanding.

There have been no other issuances of common stock.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2010


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

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2010


NOTE 7.    Provision for Income Taxes

The Company accounts for income taxes under FASB ASC 740, "Accounting for Income Taxes", which requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

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


NOTE 8.   Operating Leases and Other Commitments

The Company has no leases or other obligations.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2010


NOTE 9.   Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 10.  Subsequent Events

The Company has evaluated subsequent events through the date of this report, with no subsequent events to be reported.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."


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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2010.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2010 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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


We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended June 30, 2010. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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


Name                         Age   Positions and Offices Held
---------------              ---   --------------------------
T J Jesky                    63    President, Secretary and Director


The Company is managed by T J Jesky, who has 22-years experience in the pharmaceutical industry. He is a former Division Manager for Procter & Gamble Pharmaceuticals. He began his pharmaceutical career in 1973 with Norwich Pharmacal, whose headquarters were based in Norwich, New York. This company subsequently changed its name to Norwich Eaton, and in 1981 it was purchased by Procter & Gamble. Norwich Eaton subsequently changed its name to Procter & Gamble Pharmaceuticals. Mr. Jesky held various positions in the company, including but not limited to: District Manager, Key Account Manager, Hospital Manager, Region Manager, Division Manager for U.S., Canada and Puerto Rico. He resigned from Procter & Gamble in 1995. He became President, CEO and sole stockholder of Studebaker's, Inc. a restaurant/nightclub and real estate holding company in Arizona. He privately sold this business in 1997. In 1997 through 1998, he owned and operated a restaurant consulting business, named Ionosphere, Inc. In 1998, he resigned from the Company when it was acquired by Axonyx, Inc., which is currently trading on the NASDAQ National Market, under the name TorreyPines Therapeutics, Inc. From 1996 through 1999 he was President and Chairman of the Board of Boppers Holdings, Inc., a Nevada Corporation real estate business; he resigned from the Company when it was acquired by e-Smart Technologies, Inc. which is currently listed on the Pink Sheets. In August, 1998, Mr. Jesky founded Barrington Laboratories, Inc., he resigned from the Company when it was acquired by ModernGroove Entertainment, in January, 2001 and subsequently acquired by Immediatek, Inc. Immediatek is currently traded on the OTC-BB. From February, 2000 to March, 2007, he held the position as President/Director of Eaton Laboratories, Inc. In March, 2007, Eaton Laboratories was acquired by Hydrogen Hybrid Technologies, Inc, a Canadian-based firm which is currently traded on OTC-BB under the stock symbol HYHY. From inception to present, he has held the position as President/Director of IVPSA Corporation. IVPSA Corporation was a subsidiary of Eaton Laboratories. IVPSA Corporation subsequently acquired EZJR, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were current in his 16(a) reports.


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


Item 11. Executive Compensation.


The following table sets forth summary compensation information for the fiscal year ended June 30, 2010 for our Chief Executive Officer, who was appointed on August 14, 2006. We did not have any executive officers as of the year end of June 30, 2010 who received any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since August 14, 2006 (inception) of the company through the fiscal years ending June 30, 2010, June 30, 2009 and June 30, 2008. EZJR has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                             Year                           Compen-
                             Ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  June 30  ($)    ($)    ($)       ($)      ($)
----------------------------------------------------------------------------
T J Jesky          CEO/Dir.  2010    -0-    -0-      -0-     -0-        -0-
                             2009    -0-    -0-      -0-     -0-        -0-
                             2008    -0-    -0-      -0-     -0-        -0-

We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officers or directors from inception through fiscal year end June 30, 2010.


Outstanding Equity Awards at Fiscal Year-Ending June 30, 2010
-------------------------------------------------------------

We did not have any outstanding equity awards as of June 30, 2010.

Option Exercises for Fiscal Year-Ending June 30, 2010
-----------------------------------------------------

There were no options exercised by our named executive officer in fiscal year ending June 30, 2010.

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

Director Compensation
---------------------

We did not pay our directors any compensation during fiscal years ending June 30, 2010 or June 30, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on October 12, 2010 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 10,873,750 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after October 12, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EZJR's common stock.


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


Item 13. Certain Relationships and Related Transactions, and Director Independence.

When we acquired and purchased EZJR, in July, 2008, the CEO of the original EZJR owned one hundred (100) shares of IVPSA, out of 10,873,750 issued and outstanding shares. When we acquired purchased the original EZJR, the CEO of EZJR cancelled all of his shares in the original EZJR and resigned his position as director and officer of the original EZJR. He still owns one hundred (100) shares of the Company.

The Company does not lease or rent any property. Office space is being provided by the Company's director on a rent free basis. The Company believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The sole officer/director has contributed approximately $78,000 to keep the Company in operation since its inception, and intends to contribute additional capital to keep the Company fully reporting and operational for the next twelve (12) months, without seeking reimbursement for funds contributed.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for fiscal year ending June 30, 2010. Aggregate fees billed to us for the years ended June 30, 2010 and June 30, 2009 to Seale and Beers, CPAs and by our former auditor were as follows:


                                                         For the Years Ended
                                                               June 30,
                                                         -------------------
                                                            2010      2009
                                                         -------------------
(1) Audit Fees(1)                                         $9,250     $5,500
(2) Audit-Related Fees                                       -0-        -0-
(3) Tax Fees                                                 -0-        -0-
(4) All Other Fees                                           -0-        -0-

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


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending June 30, 2010, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:


(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       31
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5


(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index
                                                 Incorporated by reference
                                                 -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
2.1        Acquisition and Plan of              10    6/30/09   2.1   10/29/09
           Merger between EZJR, Inc.
           and IVPSA Corporation
           dated July 25, 2008
------------------------------------------------------------------------------
3.1        Articles of Incorporation,           10    6/30/09   3.1   10/29/09
           as currently in effect
------------------------------------------------------------------------------
3.2        Bylaws                               10    6/30/09   3.2   10/29/09
           Corrected Bylaws                     10/A  9/30/09   3.2   12/21/09
------------------------------------------------------------------------------
3.3        Articles of Merger                   10    6/30/09   3.3   10/29/09
           between EZJR, Inc. and
           IVPSA Corporation
------------------------------------------------------------------------------
10.1       Exclusive Option Agreement           10    6/30/09  10.1   10/29/09
           between IVPSA Corporation
           and the Cleveland Clinic,
           dated March 15, 2007
------------------------------------------------------------------------------
10.2       Extension of Exclusive               10    6/30/09  10.2   10/29/09
           Option Agreement between
           IVPSA Corporation and
           the Cleveland Clinic,
           dated April 14, 2008.
------------------------------------------------------------------------------
10.3       Purchase Order with                  10    3/31/10  10.3   5/27/10
           Interplex Medical LLC,
           Dated, Nov. 27, 2007
------------------------------------------------------------------------------
10.4       Letter from CEO                      10    3/31/10  10.4   5/27/10
           dated March 24, 2010
------------------------------------------------------------------------------
23.1       Consent Letter from Seale      X
           and Beers, CPAs
------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley Act
------------------------------------------------------------------------------
32.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley Act
------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EZJR, Inc.
-----------
Registrant


By: /s/ T J Jesky
    -------------
        T J Jesky
        President

Date:  October 12, 2010
       ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.


By: /s/ T J Jesky
    ---------------------------------
        T J Jesky
        President, Secretary,
        Treasurer and Director
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  October 12, 2010
       ----------------