Form 10-Q
period 2010-09-30
EZJR, Inc.
filed 2010-11-15
CIK 1402453

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

                For the quarterly period ended September 30, 2010

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

As of November 15, 2010, the registrant had outstanding 10,873,750 shares of its $0.001 par value Common Stock.

                              Table of Contents
                                 EZJR, Inc.
                              Index to Form 10-Q
               For the Quarterly Period Ended September 30, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of September 30, 2010 and June 30, 2010                 3

   Statements of Operations for the three months
     ended September 30, 2010 and 2009                                    4

   Statements of Cash Flows for the three months
     ended September 30, 2010 and 2009                                    5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         14

Part II  Other Information

Item 1.  Legal Proceedings                                               17

Item 1A. Risk Factors                                                    17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17

Item 3.  Defaults Upon Senior Securities                                 17

Item 4.  Submission of Matters to a Vote of Security Holders             17

Item 5.  Other Information                                               17

Item 6.  Exhibits                                                        18

Signatures                                                               19


Part I.  Financial Information

Item 1.  Financial Statements

                                  EZJR, Inc.
                        (A Development Stage Company)
                          Condensed Balance Sheets
                                 (Unaudited)

                                             September 30,    June 30,
                                                 2010           2010
                                              -----------   -------------
                                   ASSETS
Current assets:
   Prepaid expenses                           $         -   $          -
                                              -----------   -------------
     Total current assets                               -              -
                                              ------------  -------------
TOTAL ASSETS                                  $         -   $          -
                                              ===========   =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expense       $     4,980          5,230
                                              ------------  -------------
     Total liabilities                              4,980          5,230
                                              ------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized,
     none issued                                        -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750 shares and
     10,873,750 issued and outstanding
     as of 9/30/10 and 6/30/10 respectively        10,873         10,873
   Additional paid-in capital                      83,528         79,028
   (Deficit) accumulated during development
    stage                                         (99,381)       (95,131)
                                              ------------  -------------
     Total stockholders' equity (deficit)          (4,980)        (5,230)
                                              ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $         -   $          -
                                              ============  =============

   The accompanying notes are an integral part of these financial statements.

                                 EZJR, Inc.
                       (A Development Stage Company)
                    Condensed Statements of Operations
                                (Unaudited)

                                                                   August 14,
                                                 For the              2006
                                           Three Months Ended      (Inception)
                                         ------------------------      to
                                          Sept. 30,    Sept. 30,    Sept. 30,
                                            2010         2009         2010
                                         -----------  -----------  ------------
REVENUE                                  $        -   $        -   $         -
                                         -----------  -----------  ------------

EXPENSES:
 Audit fees                                   1,750        1,500        18,000
 Incorporating fees                               -            -           430
 Legal fees                                   2,500            -        10,000
 Option contract                                  -            -        46,000
 Professional fees                                -            -         7,914
 Research & development                           -            -        17,037
                                         -----------  -----------  ------------

 Total Expenses                               4,250        1,500        99,381
                                         -----------  -----------  ------------

Net loss before income taxes                 (4,250)      (1,500)      (99,381)

Income tax expense                                -            -             -
                                         -----------  -----------  ------------

NET (LOSS)                               $   (4,250)      (1,500)      (99,381)
                                         ===========  ===========  ============

(LOSS) PER COMMON SHARE                  $    (0.00)  $    (0.00)
                                         ===========  ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               10,873,750   10,873,750
                                         ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                EZJR, Inc.
                       (A Development Stage Company)
                    Condensed Statements of Cash Flows
                               (Unaudited)

                                                                   August 14,
                                                 For the              2006
                                           Three Months Ended      (Inception)
                                         ------------------------      to
                                          Sept. 30,    Sept. 30,    Sept. 30,
                                            2010         2009         2010
                                         -----------  -----------  ------------
OPERATING ACTIVITIES
  Net (loss)                             $   (4,250)  $   (1,500)  $   (99,381)
  Adjustments to reconcile net loss to
    net cash provided (used) by operating
    activities:
      Contributed Services                    2,500            -        10,000
      Decrease (increase) in
        prepaid expenses                                   3,000             -
      Increase (decrease) in
        accounts payable and
         accrued expenses                      (250)           -         4,980
                                         -----------  -----------  ------------
Net cash (used in) operating
  activities                                 (2,000)           -       (84,401)

FINANCING ACTIVITIES
  Contributed capital                         2,000            -        84,401
                                         -----------  -----------  ------------
Net cash provided by financing
  activities                                  2,000            -        84,401
                                         -----------  -----------  ------------

NET INCREASE (DECREASE) IN CASH                   -            -             -
CASH AND EQUIVALENTS - BEGINNING                  -            -             -
                                         -----------  -----------  ------------
CASH AND EQUIVALENTS - ENDING            $        -   $        -   $         -
                                         ===========  ===========  ============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                         $        -   $        -   $         -
   Income taxes paid                     $        -   $        -   $         -
   Non-cash transactions                 $    2,500   $        -   $    10,000

  The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                         (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                              September 30, 2010
                                  (Unaudited)


NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

Basis of Presentation
---------------------
In the opinion of management, the accompanying interim balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions the affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

                                  EZJR, Inc.
                         (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                              September 30, 2010
                                  (Unaudited)


NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $99,381 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Recent Accounting Pronouncements
--------------------------------
The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

                                  EZJR, Inc.
                         (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                              September 30, 2010
                                  (Unaudited)


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


NOTE 5 - CONTRIBUTED CAPITAL

During the quarter ending September 30, 2010, the Company's sole officer and director contributed $2,000 for auditing fees.

During the quarter ending September 30, 2010, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10 filing, which the law firm valued at $2,500. The law firm decided to contribute this capital to help build goodwill for its law firm.


NOTE 6 - SUBSEQUENT EVENTS

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

Results of Operations for the three months ended September 30, 2010
-------------------------------------------------------------------

We earned no revenues since our inception on August 14, 2006 through September 30, 2010. We do not anticipate earning any significant revenues until such time as we can bring to the market a medical device product. We can provide no assurance that we will be successful in developing any medical device products.

For the period inception through September 30, 2010, we generated no income. Since our inception on August 14, 2006 we experienced a net loss of $(99,381). Our loss was attributed to organizational expenses, entering into an exclusive option agreement for a medical device and development costs to build a medical device, audit fees and research and development costs. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission, and with added medical device development costs.

For the three months ending September 30, 2010, we experienced a net loss of $(4,250) as compared to a net loss of $(1.500) for the same period last year. The net loss for the three months ending September 30, 2010 was contributed to audit expenses of $1,750 and legal fees of $2,500. We have no cash at hand as of September 30, 2010. In our June 30, 2010 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

We generated no revenues for the period from August 14, 2006 (inception) through September 30, 2010. We do not anticipate generating any revenues for at least 24 months or until we can bring to market a viable medical device.

Going Concern
-------------

The condensed financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $99,381 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

Since inception, the majority of EZJR expenses involved the costs related to the research and development of the central line catheter. These costs included entering into two option contracts ($46,000), with the Cleveland Clinic, and paying for catheter development costs (approximately $17,000). We did not expend any research and development costs during the quarter ending September 30, 2010.

Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.
-----------------------------------------------

As of September 30, 2010, we did not have any employees. We are dependent upon our sole officer and a director for our future business development.
As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of September 30, 2010 reflects no assets and current liabilities of $4,980. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended September 30, 2010. The Company has no employment agreements in place with its officers.

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

New Accounting Standards
------------------------

Management has evaluated recently issued accounting pronouncements through May 24, 2010 and concluded that they will not have a material effect on the financial statements as of September 30, 2010.


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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and the discussion in Item 1, above, under " Liquidity and Capital Resources."


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


                                              EZJR, Inc.
                                              -----------
                                              Registrant


Date:  November 15, 2010                   By: /s/ T J Jesky
       ----------------                   -----------------
                                                  T J Jesky
                                                  President