Form 10-Q
period 2011-03-31
EZJR, Inc.
filed 2011-05-23
CIK 1402453

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

                For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |X| No |_|

As of May 20, 2011, the registrant had outstanding 10,873,750 shares of its $0.001 par value Common Stock.

                              Table of Contents
                                 EZJR, Inc.
                              Index to Form 10-Q
               For the Quarterly Period Ended March 31, 2011


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of March 31, 2011 and June 30, 2010                     3

   Statements of Operations for the three and nine months
     ended March 31, 2011 and 2010                                        4

   Statements of Cash Flows for the nine months
     ended March 31, 2011 and 2010                                        5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

Item 4.  Controls and Procedures                                         14

Part II  Other Information

Item 1.  Legal Proceedings                                               17

Item 1A. Risk Factors                                                    17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     17

Item 3.  Defaults Upon Senior Securities                                 17

Item 4.  Submission of Matters to a Vote of Security Holders             17

Item 5.  Other Information                                               17

Item 6.  Exhibits                                                        18

Signatures                                                               19


Part I.  Financial Information

Item 1.  Financial Statements

                                  EZJR, Inc.
                        (A Development Stage Company)
                          Condensed Balance Sheets
                                 (Unaudited)

                                               March 31,      June 30,
                                                 2011           2010
                                              -----------   -------------
                                   ASSETS
Current assets:
   Prepaid expenses                           $         -   $          -
                                              -----------   -------------
     Total current assets                               -              -
                                              ------------  -------------
TOTAL ASSETS                                  $         -   $          -
                                              ===========   =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expense       $     3,725          5,230
                                              ------------  -------------
     Total liabilities                              3,725          5,230
                                              ------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized,
     none issued                                        -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750 shares and
     10,873,750 issued and outstanding
     as of 3/31/11 and 6/30/10 respectively        10,873         10,873
   Additional paid-in capital                      93,508         79,028
   (Deficit) accumulated during development
    stage                                        (108,106)       (95,131)
                                              ------------  -------------
     Total stockholders' equity (deficit)          (3,725)        (5,230)
                                              ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $         -   $          -
                                              ============  =============

   The accompanying notes are an integral part of these financial statements.

                                 EZJR, Inc.
                       (A Development Stage Company)
                    Condensed Statements of Operations
                                (Unaudited)

                                                                   August 14,
                       For the                   For the              2006
                  Three Months Ended         Nine Months Ended     (Inception)
               ------------------------  ------------------------      to
                Mar. 31,     Mar. 31,     Mar. 31,     Mar. 31,     Mar. 31,
                  2011         2010         2011         2010         2011
               -----------  -----------  -----------  -----------  ------------
REVENUE        $        -   $        -   $        -   $        -   $         -
               -----------  -----------  -----------  -----------  ------------

EXPENSES:
 Audit fees         1,500        2,500        4,750        5,000        21,000
 Incorporating
  fees                  -            -            -            -           430
 Legal fees         2,500        2,500        7,500        5,000        15,000
 Option contract        -            -            -            -        46,000
 Professional
  fees                650            -          725            -         8,639
 Research &
  development           -            -            -            -        17,037
               -----------  -----------  -----------  -----------  ------------

 Total Expenses     4,650        5,000       12,975       10,000       108,106
               -----------  -----------  -----------  -----------  ------------

Net loss before
 income taxes      (4,650)      (5,000)     (12,975)     (10,000)     (108,106)

Income tax expense      -            -            -            -             -
               -----------  -----------  -----------  -----------  ------------

NET (LOSS)     $   (4,650)  $   (5,000)  $  (12,975)  $  (10,000)  $  (108,106)
               ===========  ===========  ===========  ===========  ============

(LOSS) PER
 COMMON SHARE  $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
               ===========  ===========  ===========  ===========

WEIGHTED AVERAGE
 NUMBER OF
 COMMON SHARES
 OUTSTANDING   10,873,750   10,873,750   10,873,750   10,873,750
               ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                EZJR, Inc.
                       (A Development Stage Company)
                    Condensed Statements of Cash Flows
                               (Unaudited)

                                                                   August 14,
                                                 For the              2006
                                             Nine Months Ended     (Inception)
                                         ------------------------      to
                                          Mar. 31,     Mar. 31,     Mar. 31,
                                            2011         2010         2011
                                         -----------  -----------  ------------
OPERATING ACTIVITIES
  Net (loss)                             $  (12,975)  $  (10,000)  $  (108,106)
  Adjustments to reconcile net loss to
    net cash provided (used) by operating
    activities:
      Contributed Services                    7,500        5,000        15,000
      Decrease (increase) in
        prepaid expenses                          -        3,500             -
      Increase (decrease) in
        accounts payable and
         accrued expenses                    (1,505)       1,000         3,725
                                         -----------  -----------  ------------
Net cash (used in) operating
  activities                                 (6,980)        (500)      (89,381)

FINANCING ACTIVITIES
  Contributed capital                         6,980          500        89,381
                                         -----------  -----------  ------------
Net cash provided by financing
  activities                                  6,980          500        89,381
                                         -----------  -----------  ------------

NET INCREASE (DECREASE) IN CASH                   -            -             -
CASH AND EQUIVALENTS - BEGINNING                  -            -             -
                                         -----------  -----------  ------------
CASH AND EQUIVALENTS - ENDING            $        -   $        -   $         -
                                         ===========  ===========  ============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                         $        -   $        -   $         -
   Income taxes paid                     $        -   $        -   $         -
   Non-cash transactions                 $    7,500   $        -   $    15,000

  The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                         (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                                 March 31, 2011
                                  (Unaudited)


NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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


NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $108,106 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

                                  EZJR, Inc.
                         (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                                 March 31, 2011
                                  (Unaudited)


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

                                  EZJR, Inc.
                         (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                                 March 31, 2011
                                  (Unaudited)


NOTE 5 - CONTRIBUTED CAPITAL

During the nine months ending March 31, 2011, the Company's sole officer and director contributed $6,980 for audit and transfer fees.

During the nine months ending March 31, 2011, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinions for the Company's interim reports and Form 10 filing, which the law firm valued at $7,500. The law firm decided to contribute this capital to help build goodwill for its law firm.


NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report, with no subsequent events to be reported.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements
(within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements.
Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.


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

Results of Operations for the three and nine months ended March 31, 2011
------------------------------------------------------------------------

We earned no revenues since our inception on August 14, 2006 through March 31, 2011. We do not anticipate earning any significant revenues until such time as we can bring to the market a medical device product. We can provide no assurance that we will be successful in developing any medical device products.

For the period inception through March 31, 2011, we generated no income.
Since our inception on August 14, 2006 we experienced a net loss of $(108,106). Our loss was attributed to organizational expenses, entering into an exclusive option agreement for a medical device and development costs to build a medical device, audit fees and research and development costs. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission, and with added medical device development costs.

For the three months ending March 31, 2011, we experienced a net loss of $(4,650) as compared to a net loss of $(5,000) for the same period last year. The net loss for the three months ending March 31, 2011 was contributed to audit fees of $1,500, legal fees of $2,500 and professional fees of $650. For the nine months ending March 31, 2011, we experienced a net loss of $(12,975) as compared to a net loss of $(10,000) for the same period last year. The net loss for the nine months ending March 31, 2011 was contributed to audit fees of $4,750, legal fees of $7,500 and professional fees of $725.

We have no cash at hand as of March 31, 2011. In our June 30, 2010 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

We generated no revenues for the period from August 14, 2006 (inception) through March 31, 2011. We do not anticipate generating any revenues for at least 24 months or until we can bring to market a viable medical device.

Going Concern
-------------

The condensed financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $103,456 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

The majority of EZJR expenses involved the costs related to the research and development of the central line catheter. These costs included entering into two option contracts ($46,000), with the Cleveland Clinic, and paying for catheter development costs (approximately $17,000). We did not expend any research and development costs during the quarter ending March 31, 2011.

Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.
-----------------------------------------------

As of March 31, 2011, we did not have any employees. We are dependent upon our sole officer and a director for our future business development.
As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of March 31, 2011 reflects no assets and current liabilities of $3,725. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended March 31, 2011. The Company has no employment agreements in place with its officers.

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

New Accounting Standards
------------------------

Management has evaluated recently issued accounting pronouncements through the filing date of the financial statements and concluded that they will not have a material effect on the financial statements as of March 31, 2011.


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


                                           EZJR, Inc.
                                           -----------
                                           Registrant


Date:  May 20, 2011                   By: /s/ T J Jesky
       ------------                   -----------------
                                              T J Jesky
                                              President