Form 10-Q/A
period 2011-03-31
EZJR, Inc.
filed 2011-06-14
CIK 1402453

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |X| No |_|

As of June 14, 2011, the registrant had outstanding 10,873,750 shares of its $0.001 par value Common Stock.
                               Explanatory Note
                               ----------------

We are filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2011 to amend our Form 10-Q originally filed with the U. S. Securities and Exchange Commission on May 23, 2011. We are filing this amendment for the purpose of providing corrected information under the heading of "Forward Looking Information" on page 9 that removes the language relating to the statutory safe harbor that is not applicable to us.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information
---------------------------

This Quarterly Report on Form 10-Q/A contains forward-looking statements.
When used in this Quarterly Report on Form 10-Q/A, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q/A All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q/A. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.


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


                                           EZJR, Inc.
                                           -----------
                                           Registrant


Date:  June 14, 2011                   By: /s/ T J Jesky
       -------------                   -----------------
                                              T J Jesky
                                              President