Form 10-K
period 2011-06-30
EZJR, Inc.
filed 2011-09-28
CIK 1402453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes [X] No [ ]

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of September 23, 2011, there were 10,873,750 shares of the issuers Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX

         Title                                                           Page

ITEM 1.  BUSINESS                                                          5

ITEM 2.  PROPERTIES                                                       24

ITEM 3.  LEGAL PROCEEDINGS                                                24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              24

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS        25

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          26
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      29

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                 30
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                          30

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE           34

ITEM 11. EXECUTIVE COMPENSATION                                           39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                 41
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   42
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                           43

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          44

                            FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements.
When used in this Quarterly Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K.
Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

In this form 10-K references to "EZJR", "the Company", "we," "us," and "our" refer to EZJR, Inc.

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100
F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at EZJR, Inc., 2235 E. Flamingo, Suite 114, Las Vegas, NV 89119.

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

On July 25, 2008, EZJR, Inc., a Nevada corporation and IVPSA Corporation, entered into an Acquisition Agreement and Plan of Merger (the "Merger Agreement"). Immediately upon the effectiveness of the merger, the original EZJR ceased to exist. The original EZJR, Inc., was incorporated in Nevada on December 30, 2005.

Pursuant to the terms of the Merger Agreement, the Company was obligated to pay the original EZJR's sole shareholder $4,000 as merger consideration. As the Company did not have the funds to pay the merger consideration, its two major shareholders loaned the funds to the Company and the Company paid the merger consideration. The loans were subsequently forgiven by the shareholders.

Upon the effectiveness of the merger of the two entities, IVP changed its corporate name to EZJR, Inc. The business plan of the original EZJR was to find a merger candidate or business acquisition transaction to take over its fully reporting requirements. This was the purpose of the acquisition.
Since we did not issue securities to the security holders of the target in the acquisition, the purpose of the acquisition was not achieved. Therefore, we are filing this Form 10 to register our Company.


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

Many companies that were controlled by our affiliates did not generate substantial revenues from the business they initially disclosed in their public filings, and there can be no guarantees that we will be able to generate revenues from our current business plan.


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

Medical Device Approval Process. In the United States, medical devices are classified into one of three classes (Class I, II or III), based on the device's risk and what is known about the device. The class to which the device is assigned determines, among other things, the type of pre-marketing submission/application required for FDA clearance to market. If the device is classified as Class I or II, and if it is not exempt, a 510(k) pre-market notification will be required for marketing under FDA regulations, Class II devices receive marketing clearance through a 510(k) pre-market notification. The three categories are as follows:

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

We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable revenue from our operations. Our officer and director is planning to do whatever work is required until our business to the point of having positive cash flow. We do not expect to hire any employees through 2011.

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

As discussed in the Notes to the Financial Statements included in this Current Report, at June 30, 2011 EZJR had negative working capital of $6,725 and total liabilities of $6,725. EZJR had a net loss of approximately $115,106 from its inception to June 30, 2011.

These factors raise substantial doubt that EZJR will be able to continue operations as a going concern, and EZJR's independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to June 30, 2011.

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

As of June 30, 2011, EZJR had no working cash nor equivalents. EZJR needs at least five hundred dollars ($500,000) in order to obtain FDA (Food and Drug Administration) approval to market its potential medical device. EZJR determined that $500,000 is needed for: 1) engineering design and specifications of the medical device; 2) production of the medical device;
3) FDA application process; 4) conducting the necessary FDA studies; and
5) producing a working inventory of the medical device.

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

14. THE REIMBURSEMENT STATUS OF NEWLY APPROVED HEALTHCARE PRODUCTS AND TREATMENTS IS NOT ESTABLISHED AND FAILURE TO OBTAIN ADEQUATE REIMBURSEMENT COULD LIMIT EZJR'S ABILITY TO MARKET ANY PRODUCTS THE COMPANY MAY DEVELOP.

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

18. EZJR'S SOLE OFFICER/DIRECTOR AND LARGEST SHAREHOLDER OWN A CONTROLLING INTEREST IN EZJR'S VOTING STOCK AND OTHER SHAREHOLDERS WILL NOT HAVE ANY VOICE IN THE COMPANY'S MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO EZJR'S GENERAL SHAREHOLDERS.

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

19. HOLDERS OF OUR COMMON STOCK HAVE A POTENTIAL RISK THAT CHANGE OF CONTROL OR THE FOCUS OF THE COMPANY CAN TAKE PLACE WITHOUT THEIR VOTE.

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

The affiliated shareholders of EZJR have a history of engaging in the type of transactions that generate this risk. For example, they spun-off the original Company of EZJR, formerly called IVPSA from Eaton Laboratories; Eaton Laboratories itself was acquired by Hydrogen Hybrid Technologies; they spun-off Basic Services from Eaton Laboratories, which later was acquired by Adrenalina; and, Generic Marketing Services was spun-off of Basic Services. Each spin-off took place without a non-affiliated shareholder vote.
They also owned stock in AngioGenex, Duska Therapeutics and Political Calls,
Inc.   They sold their stock in Political Calls in January, 2008.  In
November 2008, Political Calls, Inc. was acquired by Northern Empire Energy Corp. and this company changed control of management. Duska Therapeutics has subsequently renamed itself Cordex Pharma, Inc. in September, 2008, but did not change control of its management.


                     RISKS RELATING TO EZJR'S COMMON SHARES
                     --------------------------------------

20. EZJR MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE SHAREHOLDERS' PERCENT OF OWNERSHIP AND MAY DILUTE EZJR'S SHARE VALUE.

The future issuance of common stock may result in substantial dilution in the percentage of EZJR's common stock held by EZJR's then existing shareholders. EZJR may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by EZJR's shareholders, and might have an adverse effect on any trading market for EZJR's common stock.


21. EZJR'S COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN EZJR'S SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN EZJR'S STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN EZJR'S STOCK.

The U. S. Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a bid price of less than $4.00 per share, subject to certain exceptions.

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


22. ALTHOUGH OUR STOCK CAN BE FOUND ON THE GREY SHEETS, A TRADING MARKET HAS NOT DEVELOPED, AND THEREFORE, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

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

Not Applicable.

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

No matters were submitted to the shareholder for the fiscal year ending June 30, 2011

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

EZJR, Inc. Common Stock, $0.001 par value, can be found on the OTC-Bulletin Board under the symbol: EZJR.

There have been no trades of the Company's stock during the fiscal year ending June 30, 2011. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of September 23, 2011, there were approximately 98 holders of record of our Common Stock and 10,873,750 shares outstanding.

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

(e)  Recent Sales of Unregistered Securities

The Company did not issue any shares during the fiscal years ended June 30, 2011 or June 30, 2010.

(f)  Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2011 or June 30, 2010.

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

For the past two years, we have been working with the Cleveland Clinic, Interplex Medical LLC and Rafi Avitsian, M.D. an anesthesiologist, the inventor physician. It is our plan to develop and market central line catheter, which contains a small catheter within a catheter that has the ability to access the jugular bulb during anesthesiology. We have been working with Dr. Avitsian, and Dr. Avitsian also recognizes that the design of the catheter we are trying to develop is very difficult to replicate on an economical basis. The catheter inside the larger catheter must make a 180 degree turn without crimping its opening to serve its purpose. We signed an exclusive option agreement with the Cleveland which expired in March, 2009. The Cleveland Clinic itself has not performed any work with regard to the project subsequent to the expiration of the exclusive option agreement. At this point, until we can find a solution to resolve this inner-catheter dilemma it is not be prudent to pay for another extension of the Exclusive Option Agreement, for something that may not materialize. If we could resolve this design issue, we believe it might be worth paying for another extension. Both Dr. Avitsian and ourselves would like to find an economic solution to this design problem.

During the past two years, we have searched, without success, for other engineering firms that can design this catheter to be mass produced on an economical basis. During this time, our sole officer has contacted a number of engineering firms to determine if they have the capabilities and resources to design this type of catheter. In February, 2009, our sole officer attended the

Medical Design and Manufacturing convention in Anaheim, California, and in November, 2010, the BIOMEDevice Convention in San Jose California, interviewing different engineering firms, without success. If we cannot find a contract manufacturer who cannot overcome the problems we face with the technical design of the proposed catheter, we would need to abandon this project. At that time, we would either seek another medical device opportunity or seek other opportunities for the Company.

Results of Operations for the year ended June 30, 2011
------------------------------------------------------

We earned no revenues since our inception through June 30, 2011. We do not anticipate earning any significant revenues until such time as we can bring to the market a medical device product. We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing any medical device products.

For the period inception through June 30, 2011, we generated no income.
Since our inception on August 14, 2006 through June 30, 2011, we experienced a net loss of $(115,106). Our loss was attributed to organizational expenses, entering into a exclusive option agreement for a medical device, audit fees, legal fees, and research and development fees. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities
Exchange Act of 1934.

For the fiscal year ending June 30, 2011, we experienced a net loss of $(19,975) as compared to a net loss of $(16,750) for the same period last year. The net loss for the year ending June 30, 2011 was contributed to legal fees and audit fees. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

We generated no revenues for the period from August 14, 2006 (inception) through June 30, 2011. We do not anticipate generating any revenues for at least 28 months.

Going Concern
-------------

Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. Management does not plan on seeking outside capital until the catheter design problems have been resolved. Once the design issues have been solved, management plans to seek additionally capital as soon as it is feasibly possible to do so. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. In the meantime, the sole officer of the Company has agreed to contribute capital to the Company, without seeking reimbursement from the Company, to keep the Company operational and maintain its fully reporting requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Significant changes in the number of employees
----------------------------------------------

As of June 30, 2011, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of June 30, 2011 reflects no assets and $6,725 in liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Our sole officer/director has agreed to contribute funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds contributed.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $500,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We intend to try and raise capital through a private offering if we are able to design a commercial viable catheter. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended June 30, 2011. The Company has no employment agreements in place with its officers.

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

Recent Pronouncements
---------------------

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------


To the Board of Directors and Stockholders of EZJR, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of EZJR, Inc. (A Development Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended June 30, 2011 and 2010 and since inception on August 14, 2006 through June 30, 2011. EZJR's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EZJR, Inc. (A Development Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders' deficit and cash flows for the years ended then ended and since inception on August 14, 2006 through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has earned no revenues since inception, has negative working capital at June 30, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
-------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
September 28, 2011

                50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                    Phone: (888)727-8251 Fax: (888)782-2351

                                    EZJR, Inc.
                           (A Development Stage Company)
                                 Balance Sheets


                                               June 30,       June 30,
                                                 2011           2010
                                              -----------   -------------
ASSETS

Current assets:
   Cash and cash equivalents                  $         -   $          -
                                              -----------   -------------
     Total current assets                               -              -
                                              ------------  -------------
TOTAL ASSETS                                  $         -   $          -
                                              ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expense       $     6,725   $      5,230
                                              ------------  -------------
     Total current liabilities                      6,725          5,230
                                              ------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized,
     none issued                                        -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750 shares and
     and 10,873,750 issued and outstanding
     as of 6/30/11 and 6/30/10 respectively        10,873         10,873
   Additional paid-in capital                      97,508         79,028
   (Deficit) accumulated during development
    stage                                        (115,106)       (95,131)
                                              ------------  -------------
     Total stockholders' equity                    (6,725)        (5,230)
                                              ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $         -   $          -
                                              ============  =============

  The accompanying notes are an integral part of these financial statements.

                                   EZJR, Inc.
                          (A Development Stage Company)
                            Statements of Operations


                                                         August 14,
                                 For the years              2006
                                 ended June 30,        (inception) to
                            ------------------------      June 30,
                                2011         2010           2011
                            -----------  -----------   --------------
REVENUE                     $         -  $        -    $           -
                            -----------  -----------   --------------

EXPENSES:
  General & administrative      19,975       16,750           52,069
  Option contract                    -            -           46,000
  Research & Development             -            -           17,037
                            -----------  -----------   --------------
   Total expenses               19,975       16,750          115,106
                            -----------  -----------   --------------

Net (loss) before income
 taxes                         (19,975)     (16,750)        (115,106)

Income tax expense                   -             -               -
                            -----------  -----------   --------------

NET (LOSS)                  $  (19,975)  $  (16,750)   $    (115,106)
                            ===========  ===========   ==============

(LOSS) PER COMMON
 SHARE                      $    (0.00)  $    (0.00)
                            ===========  ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING  10,873,750   10,873,750
                            ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                             EZJR, Inc.
                       (A Development Stage Company)
                   Statements of Stockholders' Deficit


                                                    (Deficit)
           Preferred                                Accumulated
             Stock        Common Stock   Additional  During
         ------------- ------------------ Paid-in   Development
         Shares Amount   Shares   Amount  Capital    Stage         Total
         ------ ------ ---------- ------- -------- ---------- --------------
August 14,
2006
Contributed
capital (cash)                             36,430                    36,430

August 14,
2006
stock issued
as a dividend
from Eaton
Laboratories
at $0.001
per share              10,873,750  10,873 (10,873)                        -

Net (loss)
for the
year ended
June 30,
2007                                                 (36,430)       (36,430)
         ------ ------ ---------- ------- -------- ---------- --------------

Balance,
June 30,
2007          -      - 10,873,750  10,873   25,557   (36,430)             -

Contributed
capital (cash)                              20,504                   20,504

Net (loss)
for the
year ended
June 30,
2008                                                 (28,761)       (28,761)
         ------ ------ ---------- ------- -------- ---------- --------------

Balance,
June 30,
2008
(Restated)   -     -  10,873,750   10,873  46,061    (65,191)        (8,257)

Contributed
capital (cash)                             20,967                    20,967

Net (loss)
for the
year ended
June 30,
2009                                                  (13,190)       (13,190)
         ------ ------ ---------- ------- -------- ----------- --------------

Balance,
June 30,
2009          - $    - 10,873,750 $10,873 $67,028  $  (78,381) $        (480)

Contributed
capital (cash)                              4,500                      4,500

Contributed
capital (services)                          7,500                      7,500

Net (loss)
for the
year ended
June 30,
2010                                                  (16,750)       (16,750)
         ------ ------ ---------- ------- -------- ----------- --------------

Balance,
June 30,
2010          -      - 10,873,750  10,873  79,028     (95,131)        (5,230)

Contributed
capital (cash)                              8,480                      8,480

Contributed
capital (services)                         10,000                     10,000

Net (loss)
for the
year ended
June 30,
2011                                                  (19,975)       (19,975)
         ------ ------ ---------- ------- -------- ----------- --------------

Balance,
June 30,
2011          -      - 10,873,750  10,873  97,508    (115,106)        (6,725)
         ====== ====== ========== ======= ======== =========== ==============

  The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                        (A Development Stage Company)
                          Statements of Cash Flows


                                                                 August 14,
                                         For the years              2006
                                         ended June 30,        (inception) to
                                     ------------------------     June 30,
                                        2011         2010           2011
                                     -----------  -----------  --------------
OPERATING ACTIVITIES:
Net (loss)                           $  (19,975)  $  (16,750)  $    (115,106)
Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
   (Increase) in prepaid expense              -        3,500               -
   (Decrease) increase in accounts
      payable                               795            -           2,275
   Increase in accrued expense              700        1,250           4,450
   Contributed professional fees
      expense                            10,000        7,500          17,500
                                     -----------  -----------  --------------
Net cash (used) by operating
  activities                             (8,480)      (4,500)        (90,881)
                                     -----------  -----------  --------------

FINANCING ACTIVITIES:
Contributed capital                       8,480        4,500          90,881
                                     -----------  -----------  --------------
Net cash provided by financing
  activities                              8,480        4,500          90,881
                                     -----------  -----------  --------------

NET INCREASE (DECREASE) IN CASH               -            -               -
CASH AND EQUIVALENTS - BEGINNING              -            -               -
                                     -----------  -----------  --------------
CASH AND EQUIVALENTS - ENDING        $        -   $        -   $           -
                                     ===========  ===========  ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                     $        -   $        -   $           -
   Income taxes paid                 $        -   $        -   $           -
   Non-cash transactions             $   10,000   $    7,500   $      17,500

  The accompanying notes are an integral part of these financial statements.

                                    EZJR, Inc.
                           (A Development Stage Company)
                           Notes to Financial Statements
                              June 30, 2011 and 2010


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

                                    EZJR, Inc.
                           (A Development Stage Company)
                           Notes to Financial Statements
                              June 30, 2011 and 2010


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

Research and development costs
------------------------------
Research and development costs are expensed as incurred. The amounts of costs expensed for the years ended June 30, 2011 and 2010, were $0 and $0, respectively.

Revenue recognition
-------------------
The Company applies the provision of FASB ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from August 14, 2006 (inception) to June 30, 2011, the Company has not recognized any revenues.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period from inception on August 14, 2006 through June 30, 2011.

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

                                    EZJR, Inc.
                           (A Development Stage Company)
                           Notes to Financial Statements
                              June 30, 2011 and 2010


Year-end
--------
The Company originally selected December 31 as its year-end. On March 31, 2008 the board of directors and majority of shareholders accepted a change of the year-end to June 30.

Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the years ended June 30, 2011 or June 30, 2010.

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

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.


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

                                    EZJR, Inc.
                           (A Development Stage Company)
                           Notes to Financial Statements
                              June 30, 2011 and 2010


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

During the year ending June 30, 2011, the Company's sole officer and director contributed capital of $8,480 to cover the Company's expenses of audit and transfer fees.

During the year ending June 30, 2011, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinions for the Company's interim reports and Form 10 filing, which the law firm valued at $10,000. The law firm decided to contribute this capital to help build goodwill for its law firm.


NOTE 5 - RELATED PARTY TRANSACTIONS

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

                                    EZJR, Inc.
                           (A Development Stage Company)
                           Notes to Financial Statements
                              June 30, 2011 and 2010


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

The sole officer/director has contributed funds to the operations of the Company, in order to keep it fully reporting and operational for the next twelve (12) months, without seeking reimbursement for funds contributed. Since inception on August 14, 2006 through June 30, 2011, the sole officer/director has contributed capital of $90,881.


NOTE 6 - PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                       U.S federal statutory rate     (34.0%)
                       Valuation reserve               34.0%
                                                      -------
                       Total                              -%

                                    EZJR, Inc.
                           (A Development Stage Company)
                           Notes to Financial Statements
                              June 30, 2011 and 2010


Income tax benefits as of June 30, 2011 and June 30, 2010, are calculated as follows:

                                                Year Ended
                                                 June 30,
                                               2011      2010
                                             --------  --------
                            Book loss        $ 19,975  $16,750
                            Less: Book              -        -
                            depreciation
                            Add: Tax                -        -
                            depreciation
                                             --------  --------
                            Net loss         $ 19,975  $16,750
                            Effective              34%      34%
                            tax rate
                                             --------  --------
                            Tax benefit      $  6,792  $  5,695
                            Valuation        $ (6,792) $ (5,695)
                            allowance
                                             --------  --------
                                             $     -   $      -
                                             --------  --------

During the year ended June 30, 2011, the Company recorded a valuation allowance of $(6,792), as compared to $(5,695) for the previous year, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended June 30, 2011.

                                    EZJR, Inc.
                           (A Development Stage Company)
                           Notes to Financial Statements
                              June 30, 2011 and 2010


NOTE 7 - OPERATING LEASES AND OTHER COMMITMENTS

The Company has no leases or other obligations.


NOTE 8 - RECENT PRONOUNCEMENTS

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.


NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report, with no subsequent events to be reported.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

On August 11, 2009, the Company's Board of Directors approved the appointment of Seale and Beers, CPAs. Since that time, there has been no changes in nor any disagreements with our auditors on accounting and financial disclosure.


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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."


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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2011.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2011 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) inadequate segregation of duties consistent with control objectives;

3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and


We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended June 30, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.


Name                         Age   Positions and Offices Held
---------------              ---   --------------------------
T J Jesky                    64    President, Secretary and Director


The Company is managed by T J Jesky, who has 22-years experience in the pharmaceutical industry. He is a former Division Manager for Procter & Gamble Pharmaceuticals. He began his pharmaceutical career in 1973 with Norwich Pharmacal, whose headquarters were based in Norwich, New York. This company subsequently changed its name to Norwich Eaton, and in 1981 it was purchased by Procter & Gamble. Norwich Eaton subsequently changed its name to Procter & Gamble Pharmaceuticals. Mr. Jesky held various positions in the company, including but not limited to: District Manager, Key Account Manager, Hospital Manager, Region Manager, Division Manager for U.S., Canada and Puerto Rico. He resigned from Procter & Gamble in 1995. He became President, CEO and sole stockholder of Studebaker's, Inc. a restaurant/nightclub and real estate holding company in Arizona. He privately sold this business in 1997. In 1997 through 1998, he owned and operated a restaurant consulting business, named Ionosphere, Inc. In 1998, he resigned from the Company when it was acquired by Axonyx, Inc., which is currently trading on the NASDAQ National Market, under the name TorreyPines Therapeutics, Inc. From 1996 through 1999 he was President and Chairman of the Board of Boppers Holdings, Inc., a Nevada Corporation real estate business; he resigned from the Company when it was acquired by e-Smart Technologies, Inc. which is currently listed on the Pink Sheets. In August, 1998, Mr. Jesky founded Barrington Laboratories, Inc., he resigned from the Company when it was acquired by ModernGroove Entertainment, in January, 2001 and subsequently acquired by Immediatek, Inc. Immediatek is currently traded on the OTC-BB. From February, 2000 to March, 2007, he held the position as President/Director of Eaton Laboratories, Inc. In March, 2007, Eaton Laboratories was acquired by Hydrogen Hybrid Technologies, Inc, a Canadian-based firm which is currently traded on OTC-BB under the stock symbol HYHY. From inception to present, he has held the position as President/ Director of IVPSA Corporation. IVPSA Corporation was a subsidiary of Eaton Laboratories. IVPSA Corporation subsequently merged with EZJR, Inc.


(b) Family Relationships.

None.

(c) Involvement in Certain Legal Proceedings.

Our sole director, executive officer and control persons has not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our director or executive officer:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5. any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

6. Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; and

7. Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

(d)  Affiliated Companies

The SEC reporting associated companies that two major shareholders of EZJR, Inc. have been affiliates of are listed in the following table:

                                        Original    Original
Incorporation             Date of         SEC         Date
     Name              Incorporation     File #    of Filing     Status (1)
-------------          ------------    ----------  ---------     ----------
Eaton Laboratories      02/02/2000    333-76242     04/18/2006   Merger (2)

Basic Services, Inc.    03/28/2007    333-142739    05/09/2007   Merger (3)

Generic Marketing       07/19/2007    333-145132    08/06/2007   Change (4)
Services                                                         in Business
                                                                 Plan/Different
                                                                 Management

EZJR, Inc.              08/14/2006    000-53810                  No Change
formerly known as                     000-51861     07/28/2008
IVPSA Corporation


(1) Under Status, "Merger" represents a merger has occurred and the company is now operating under a different management and a different business plan.

(2) On March 30, 2007, Eaton Laboratories was acquired by Hydrogen Hybrid Technologies, Inc. The affiliates' had management control and voting control over Eaton Laboratories until March 30, 2007.

(3) Basic Services was a dividend spin off of Eaton Laboratories that took place April 30, 2007. All of the shareholders of Eaton Laboratories received a one-for-one dividend share in Basic Services based on their pro-rata ownership in Eaton Laboratories. On October 26, 2007, Basic Services, Inc. was acquired by Adrenalina.

(4)  Generic Marketing Services, Inc. was a subsidiary of Basic Services.
All of the shareholders of Basic Services received a one-for-one dividend share in Generic Marketing Services based on their pro-rata ownership in Basic Services on October 24, 2007. On July 10, 2008, the affiliates' no longer had control ownership of Generic Marketing Servcies. On August 28, 2008, Generic Marketing Services, Inc. added three directors to its board of directors and appointed a CEO. On October 7, 2008, Generic Marketing Services changed its corporate name to Total Nutraceutical Solutions. On December 31, 2009, the Board of Directors accepted the resignation of Generic Marketing Services' founder. Generic Marketing Services' original business plan was to provide outsourced sales services to producers of pharmaceutical products and over-the counter products who do not have their own sales organizations. Total Nutraceutical Solutions is currently developing and marketing over-the-counter organic nutraceutical products, specifically mushroom dietary supplements.

(5) EZJR, Inc., formerly known as IVPSA Corporation, was a dividend spin off of Eaton Laboratories that took place November 1, 2006. All of the shareholders of Eaton Laboratories received a one-for-one dividend share in IVPSA Corporation based on their pro-rata ownership in Eaton Laboratories.

None of the above companies generated any revenue before the change-in-control transaction.

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


Item 11. Executive Compensation.


The following table sets forth summary compensation information for the fiscal year ended June 30, 2011 for our Chief Executive Officer, who was appointed on August 14, 2006. We did not have any executive officers as of the year end of June 30, 2011 who received any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since August 14, 2006 (inception) of the company through the fiscal years ending June 30, 2011, June 30, 2010, June 30, 2009 and June 30, 2008. EZJR has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                             Year                           Compen-
                             Ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  June 30  ($)    ($)    ($)       ($)      ($)
----------------------------------------------------------------------------
T J Jesky          CEO/Dir.  2011    -0-    -0-      -0-     -0-        -0-
                             2010    -0-    -0-      -0-     -0-        -0-
                             2009    -0-    -0-      -0-     -0-        -0-
                             2008    -0-    -0-      -0-     -0-        -0-


We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officers or directors from inception through fiscal year end June 30, 2011.


Outstanding Equity Awards at Fiscal Year-Ending June 30, 2011
-------------------------------------------------------------

We did not have any outstanding equity awards as of June 30, 2011.

Option Exercises for Fiscal Year-Ending June 30, 2011
-----------------------------------------------------

There were no options exercised by our named executive officer in fiscal year ending June 30, 2011.

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

Director Compensation
---------------------

We did not pay our directors any compensation during fiscal years ending June 30, 2011 or June 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on September 23, 2011 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 10,873,750 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after September 23, 2011 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EZJR's common stock.


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


Item 13. Certain Relationships and Related Transactions, and Director Independence.

When we acquired and purchased EZJR, in July, 2008, the CEO of the original EZJR owned one hundred (100) shares of IVPSA, out of 10,873,750 issued and outstanding shares. When we acquired the original EZJR, the CEO of EZJR resigned his position as director and officer of the original EZJR.
He still owns one hundred (100) shares of the Company.

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

The sole officer/director has contributed approximately $83,000 to keep the Company in operation since its inception, and intends to contribute additional capital to keep the Company fully reporting and operational for the next twelve (12) months, without seeking reimbursement for funds contributed.

On or about July 25, 2008, the two major shareholders each loaned the Company $2,000 for a total of $4,000 to be used as merger consideration in connection with the acquisition of the original EZJR. Since the two major shareholders believed they would not be repaid, they forgave the loan before any paperwork was prepared. Therefore, there are no formal agreements relating to these loan transactions to file.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.


Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for fiscal year ending June 30, 2011. Aggregate fees billed to us for the years ended June 30, 2011 and June 30, 2009 to Seale and Beers, CPAs and by our former auditor were as follows:

                                                         For the Years Ended
                                                               June 30,
                                                         -------------------
                                                            2011      2010
                                                         -------------------
(1) Audit Fees(1)                                          $8,500     $9,250
(2) Audit-Related Fees                                       -0-        -0-
(3) Tax Fees                                                 -0-        -0-
(4) All Other Fees                                           -0-        -0-

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

Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending June 30, 2011, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:


(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       30
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

Date:  September 23, 2011
       ------------------

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


Date:  September 23, 2011
       ------------------