Form 10-Q
period 2011-09-30
EZJR, Inc.
filed 2011-11-14
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 0-53810

EZJR, INC.

(Exact name of registrant as specified in its charter)

Nevada 20-0667864

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

As of November 9, 2010, the registrant had outstanding 7,873,750 shares of its $0.001 par value Common Stock.

Table of Contents

EZJR, Inc.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2011

Part I. Financial Information

Page

Item 1. Financial Statements

Balance Sheets as of September 30, 2012 and June 30, 2011 3

Statements of Operations for the three months ended

September 30, 2011 and 2010 4

Statements of Cash Flows for the three months

ended September 30, 2011 and 2010 5

Notes to Financial Statements 6

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk 16

Item 4. Controls and Procedures 16

Part II Other Information

Item 1. Legal Proceedings 20

Item 1A. Risk Factors 20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 20

Item 3. Defaults Upon Senior Securities 20

Item 4. Submission of Matters to a Vote of Security Holders 20

Item 5. Other Information 20

Item 6. Exhibits 21

Signatures 22

Part I. Financial Information

Item 1. Financial Statements

EZJR, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	September 30, 2011	June 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expense	$ 1,500	$ 6,725
Total current liabilities	1,500	6,725

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	10,873	10,873
authorized, 10,873,750 and 10,873,750 issued and
outstanding as of 9/30/2011 and 6/30/2011,
respectively
Additional paid-in capital	107,333	97,508
Deficit accumulated during development stage	(119,706)	(115,106)
Total stockholders' equity	(1,500)	(6,725)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

EZJR, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	August 14, 2006 (inception) to September 30, 2011
Revenue	$ -	$ -	$ -

Expenses:
General & administrative	4,600	4,250	56,669
Option contract	-	-	46,000
Research & development	-	-	17,037
Total expenses	4,600	4,250	119,706

Net loss before income taxes	(4,600)	(4,250)	(119,706)

Income tax expense	-	-	-
Net (Loss)	$ (4,600)	$ (4,250)	$ (119,706)

Weighted average number of common
shares outstanding- basic	10,873,750	10,873,750

Net loss per share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

EZJR, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	August 14, 2006 (inception) to September 30, 2011
OPERATING ACTIVITIES
Net loss	$ (4,600)	$ (4,250)	$ (119,706)
Adjustment to reconcile net loss to net cash
used by operating activities:
(Increase) in prepaid expense	-	-	-
(Decrease) increase in accounts	(2,275)	1,750	-
payable
Increase in accrued expense	(2,950)	(2,000)	1,500
Contributed professional fees expense	2,500	2,500	20,000
Net cash used by operating activities	(7,325)	(2,000)	(98,206)

FINANCING ACTIVITIES
Contribution to capital	7,325	2,000	98,206
Net cash provided by financing activities	7,325	2,000	98,206

NET INCREASE IN CASH	-	-	-
CASH - BEGINNING OF THE PERIOD	-	-	-
CASH - END OF THE PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash transactions	$ 2,500	$ 2,500	$ 20,000

The accompanying notes are an integral part of these financial statements.

EZJR, Inc.

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2011

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $119,706 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

EZJR, Inc.

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2011

(Unaudited)

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

EZJR, Inc.

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2011

(Unaudited)

NOTE 5 - CONTRIBUTED CAPITAL

During the three months ending September 30, 2011, the Company's sole officer and director contributed $7,325 for audit and transfer fees.

During the three months ending September 30, 2011, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinions for the Company's interim report, which the law firm valued at $2,500. The law firm decided to contribute this capital to help build goodwill for its law firm.

NOTE 6 - SUBSEQUENT EVENTS

On October 4, 2011, six shareholders collectively cancelled 3,000,000 common shares, which the Company returned to its transfer agent for cancellation. Following the cancellation of these shares, the Company has 7,873,750 common shares issued and outstanding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Results of Operations

Overview of Current Operations

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

Management is currently exploring various business strategies to help the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by the Company's management. In analyzing prospective businesses opportunities, the Company will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Part of the evaluation will also consider the nature of present and expected competition; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors. Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor.

Competition

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

Results of Operations for the three months ended September 30, 2011

We earned no revenues since our inception on August 14, 2006 through September 30, 2011. We do not anticipate earning any significant revenues until such time as we can bring to the market a medical device product. We can provide no assurance that we will be successful in developing any medical device products.

For the period inception through September 30, 2011, we generated no income. Since our inception on August 14, 2006 we experienced a net loss of $(119,706). Our loss was attributed to organizational expenses, entering into an exclusive option agreement for a medical device and development costs to build a medical device, audit fees and research and development costs. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission, and with added medical device development costs.

For the three months ending September 30, 2011, we experienced a net loss of $(4,600) as compared to a net loss of $(4,250) for the same period last year. The net loss for the three months ending September 30, 2011 was contributed to general and administrative expenses of $4,600, which represented audit and legal fees to keep the company fully reporting.. We have no cash at hand as of September 30, 2011. In our June 30, 2011 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues

We generated no revenues for the period from August 14, 2006 (inception) through September 30, 2011. We do not anticipate generating any revenues for at least 24 months or until we can bring to market a viable medical device.

Going Concern

The condensed financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $119,706 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Summary of any product research and development that we will perform for the term of our plan of operation.

The majority of EZJR expenses involved the costs related to the research and development of the central line catheter. These costs included entering into two option contracts ($46,000), with the Cleveland Clinic, and paying for catheter development costs (approximately $17,000). We did not expend any research and development costs during the quarter ending September 30, 2011.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

As of September 30, 2011, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2011 reflects no assets and current liabilities of $1,500. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended September 30, 2011. The Company has no employment agreements in place with its officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through September 30, 2011 and concluded that they will not have a material effect on the financial statements as of September 30, 2011.

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

Changes in internal controls over financial reporting

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and the discussion in Item 1, above, under " Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

On October 4, 2011, six shareholders collectively cancelled 3,000,000 common shares, which the Company returned to its transfer agent for cancellation. Following the cancellation of these shares, the Company has 7,873,750 common shares issued and outstanding.

Item 6 -- Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Acquisition and Plan Merger between EZJR, Inc. and IVPSA Corporation dated July 25, 2008		10	6/30/09	2.1	10/29/09
3.1	Articles of Incorporation, as currently in effect		10	6/30/09	3.2	10/29/09
3.2	By-laws Corrected By-laws		10/A	6/30/09	3.2	12/21/09
3.3	Articles of Merger between EZJR, Inc., and IVPSA Corporation		10	6/30/09	3.3	10/29/09
10.1	Exclusive Option Agreement between IVPSA Corporation and the Cleveland Clinic, dated March 15, 2007		10	6/30/09	10.1	10/29/09
10.2	Extension of Exclusive Option Agreement between IVPSA Corporation and the Cleveland Clinic, dated April 14, 2008		10	6/30/09	10.1	10/29/09
31.1	Certification of President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of President and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZJR, Inc. Registrant

Date: Nov. 9, 2011	/s/ T J Jesky
Name: T J Jesky
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer