Form 10-Q
period 2011-12-31
EZJR, Inc.
filed 2012-02-06
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53810

EZJR, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	20-0667864
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2235 E. Flamingo, Suite 114, Las Vegas, NV	89119
(Address of principal executive offices)	(Zip Code)

(702) 631-4251
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were 7,873,750 shares of Common Stock outstanding as of February 2, 2012.

Table of Contents

EZJR, Inc.

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2011

Part I. Financial Information

Item 1. Financial Statements

EZJR, Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	December 31, 2011	June 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$ -	$ -
Total current assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expense	$ 3,750	$ 6,725
Total current liabilities	3,750	6,725

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued
Common stock, $0.001 par value, 70,000,000 shares	7,873	10,873
authorized, 7,873,750 and 10,873,750 issued and
outstanding as of 12/31/2011 and 6/30/2011,
Respectively
Additional paid-in capital	112,833	97,508
Deficit accumulated during development stage	(124,456)	(115,106)
Total stockholders' equity	(3,750)	(6,725)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

EZJR, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended December 31, 2011	For the three months ended December 31, 2010	For the six months ended December 31, 2011	For the six months ended December 31, 2010	August 14, 2006 (inception) to December 31, 2011
Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
General & administrative	4,750	4,075	9,350	8,325	61,419
Option contract	-	-	-	-	46,000
Research & development	-	-	-	-	17,037
Total expenses	4,750	4,075	9,350	8,325	124,456

Net loss before income taxes	(4,750)	(4,075)	(9,350)	(8,325)	(124,456)

Income tax expense	-	-	-	-	-
Net (Loss)	(4,750)	(4,075)	(9,350)	(8,325)	(124,456)

Weighted average number
of common shares
-basic	7,971,576	10,873,750	9,422,663	10,873,750

Net loss per share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

EZJR, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended December 31, 2011	For the six months ended December 31, 2010	August 14, 2006 (inception) to December 31, 2011
OPERATING ACTIVITIES
Net loss	(9,350)	(8,325)	(124,456)
Adjustment to reconcile net loss to net cash
used by operating activities:
(Increase) in prepaid expense	-	-	-
Increase (decrease) in accounts payable and accrued expense	(2,975)	(3,655)	3,750
Contributed professional services	5,000	5,000	22,500
Net cash used by operating activities	(7,325)	(6,980)	(98,206)

FINANCING ACTIVITIES
Contribution to capital	7,325	6,980	98,206
Net cash provided by financing activities	7,325	6,980	98,206

NET INCREASE IN CASH	-	-	-
CASH - BEGINNING OF THE PERIOD	-	-	-
CASH - END OF THE PERIOD	-	-	-

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions	5,000	5,000	22,500

The accompanying notes are an integral part of these financial statements.

EZJR, Inc.

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

December 31, 2011

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements. The results of operations for the period ended December 31, 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

The condensed financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $124,456 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

EZJR, Inc.

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

December 31, 2011

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

NOTE 4 - STOCKHOLDERS' EQUITY

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

EZJR, Inc.

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

December 31, 2011

(Unaudited)

NOTE 6 - CONTRIBUTED CAPITAL

During the six months ending December 31, 2011, the Company's sole officer and director contributed $7,325 for audit and transfer agent fees.

During the six months ending December 31, 2011, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinions for the Company's interim report, which the law firm valued at $5,000. The law firm decided to contribute this capital to help build goodwill for its law firm.

NOTE 7 - SUBSEQUENT EVENTS

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

Management has had difficulties in finding an engineering firm to design a specialized catheter that can be mass produced at a price acceptable to the marketplace. Management is currently exploring various business strategies to help the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by the Company's management. In analyzing prospective businesses opportunities, the Company will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Part of the evaluation will also consider the nature of present and expected competition; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

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

Results of Operations for the three months ended December 31, 2011

We earned no revenues since our inception on August 14, 2006 through December 31, 2011. We do not anticipate earning any significant revenues until such time as we can bring to the market a medical device product. We can provide no assurance that we will be successful in developing any medical device products.

For the period inception through December 31, 2011, we generated no income. Since our inception on August 14, 2006 we experienced a net loss of $(124,456). Our loss was attributed to organizational expenses, entering into an exclusive option agreement for a medical device and development costs to build a medical device, audit fees and research and development costs. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission, and with added medical device development costs.

For the three months ending December 31, 2011, we experienced a net loss of $(4,750) as compared to a net loss of $(4,075) for the same period last year. For the six months ending December 31, 2011, we experienced a net loss of $(9,350) as compared to a net loss of $(8,325) for the same period last year. The net loss for the six months ending December 31, 2011 was contributed to general and administrative expenses of $9,350, which represented audit and legal fees to keep the company fully reporting.. We have no cash at hand as of December 31, 2011. In our June 30, 2011 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues

We generated no revenues for the period from August 14, 2006 (inception) through December 31, 2011. We do not anticipate generating any revenues for at least 24 months or until we can bring to market a viable medical device.

Going Concern

The condensed financial statements included with this quarterly report have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $124,456 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our financial statements do not include any adjustments that might arise from this uncertainty.

Summary of any product research and development that we will perform for the term of our plan of operation.

The majority of EZJR expenses involved the costs related to the research and development of the central line catheter. These costs included entering into two option contracts ($46,000), with the Cleveland Clinic, and paying for catheter development costs (approximately $17,000). We did not expend any research and development costs during the quarter ending December 31, 2011.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

As of December 31, 2011, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2011 reflects no assets and current liabilities of $3,750. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended December 31, 2011. The Company has no employment agreements in place with its officers.

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

New Accounting Standards

Management has evaluated recently issued accounting pronouncements through December 31, 2011 and concluded that they will not have a material effect on the financial statements as of December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•                           pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•                           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•                           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

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

EZJR, Inc. Registrant

Date: February 2, 2012	/s/ T J Jesky
Name: T J Jesky
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer