Form 10-K
period 2011-12-31
EZJR, Inc.
filed 2012-04-02
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period Ended December 31, 2011

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53810

EZJR, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	20-0667864
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

935 Highway 124 #215, Braselton, GA	30517
(Address of principal executive offices)	(Zip Code)

678-866-3337
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer ☐	Accelerated filer	o
Non-accelerated filer ☐	Smaller Reporting Company	þ
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: As of March 21, 2012, no trades have taken place of the Registrant's stock.

There were 10,386,563 shares of Common Stock outstanding as of March 30, 2012.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Quarterly Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

• inability to raise additional financing for working capital;

• inability to locate new real estate customers;

• deterioration in general or regional economic, market and political conditions;

• the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

• adverse state or federal real estate legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

• changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

• inability to efficiently manage our operations;

• inability to achieve future operating results;

• our ability to recruit and hire key employees;

• the inability of management to effectively implement our strategies and business plans; and

• the other risks and uncertainties detailed in this report.

In this form 10-K references to "EZJR", "the Company", "we," "us," and "our" refer to EZJR, Inc.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at EZJR, Inc., 935 Highway 124 #215, Braselton, GA 30517.

PART I

ITEM 1. BUSINESS

History and Organization

EZJR, Inc, ("we", "us", "our", “the Company" or the "Registrant") was organized August 14, 2006 (Date of Inception) under the laws of the State of Nevada, as IVPSA Corporation ("IVP"). The Company was incorporated as a subsidiary of Eaton Laboratories, Inc., a Nevada corporation. The Company is a developmental stage company.

On July 25, 2008, EZJR, Inc., a Nevada corporation and IVPSA Corporation, entered into an Acquisition Agreement and Plan of Merger. Immediately upon the effectiveness of the merger, the original EZJR ceased to exist.

In January 2012, EZJR, Inc. entered into a two-step transaction with OwnerWiz Realty Inc. (“OWR”), a privately-held Georgia corporation.  The first step of the transaction occurred in January 2012, when an entity owned by the shareholders of OWR acquired seven million five hundred thousand (7,500,000) shares of EZJR, approximately 95.25% of the then outstanding shares of EZJR.   The second step of the transaction occurred on March 1, 2012, when EZJR, Inc., EZJR Acquisition Corporation, a Nevada corporation and subsidiary of EZJR and OWR, entered into a Share Exchange Agreement and Plan of Merger pursuant to which the Sub was merged with and into OWR, with OWR surviving as a wholly-owned subsidiary of the Company.  The Company acquired all of the outstanding capital stock of OWR in exchange for issuing 390,000 shares of EZJR common stock which were issued to two shareholders of OWR.  As the former shareholders of OWR now own over 95% of the outstanding common stock of EZJR, the transaction is recorded as a reverse merger and resulted in a recapitalization with OWR being the acquirer for accounting purposes.  Accordingly, the historical financial statements are those of OWR and have been prepared to give retroactive effect to the reverse acquisition. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

Business of Issuer

EZJR, Inc. is a developmental stage company which, prior to the acquisition of OWR, planned to produce medical devices, utilizing the services contract manufacturing facilities. EZJR no longer plans to pursue this line of business.

Upon the acquisition of EZJR by Owner Wiz Realty, the new management of the Company has changed the business focus of EZJR. OwnerWiz Realty Inc., now a subsidiary of EZJR, is a Georgia licensed real estate company that provides service and products for first time home buyers and clients re-entering the path to home ownership representing buyers, sellers, developers and investors in all facets of real estate brokerage with a focus on serving the growing number of renters in the US.

The Company generates revenues by selling realtor services to prospective homebuyers interested in residential properties. They focus on identifying rental properties that a prospective buyer can rent with an option to purchase the property at a later date. In some instances, these services will be provided by realtors employed or retained by our company. In other instances, OWR will refer these services to outside realtors. OWR will receive a fixed portion of the realtor commissions. In order to promote its realtor services, OWR will provide prospective homebuyers with comprehensive information on residential properties.

The Company’s principle business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties.

OVERVIEW

The Company is a full-service residential real estate brokerage focused on finding better, faster ways to connect clients with the information and professional services they value to complete their residential real estate transactions. The Company focuses its business on finding clients who are seeking rental arrangements, where they can later own the rental property, referred to as a Lease Purchase option.

Finding prospective customers, buyers and sellers, is one of the key challenges in the residential real estate industry. The Company works with clients and provides them with access to home listings data from local Multiple Listing Services, or MLS, which is the source of the most comprehensive and updated information on home sales available. Equally important, the Company provides home buyers with information in addition to MLS data, including neighborhood attributes, newly built home listings, school district information, comparable home sales data, maps and driving directions, and user-generated content. For home sellers, the Company offers home value estimates, as well as broad marketing distribution of their properties. It is management’s goal to provide prospective clients with faster, responsive service and with information that is best tailored and relevant to their needs. Agents can then show properties to buyers, list and market properties for sellers, and negotiate transactions and handle closing details.

INDUSTRY BACKGROUND AND CHALLENGES

The U.S. residential real estate industry is in a significant downturn due to various factors including downward pressure on housing prices, credit constraints inhibiting new buyers, an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing and a decrease in consumer confidence. Although cyclical patterns are not atypical in the housing industry, the depth and length of the current downturn has proved exceedingly difficult to predict.

The residential real estate industry is one of the largest industries in the United States. Based on data provided by the National Association of REALTORS®, or NAR, the dominant trade organization in the residential real estate industry, management estimate that residential real estate sales totaled over $1.2 trillion in 2009. Also, according to NAR and the U.S. Census Bureau, sales of existing homes compose the vast majority of the residential real estate market, accounting for approximately $1.1 trillion of 2009 total home sales.

According to NAR, there were approximately one million REALTORS® in the United States and its territories as of January 31, 2011. Some brokerage firms are affiliated with national franchise brands, such as Century 21, Coldwell Banker, Prudential and RE/MAX. The franchise brands, which are often large and undifferentiated, license their brand names and trademarks and provide other marketing support to franchisee brokerage firms.

The U.S. Census shows the percentage of renters nationwide has increased to 33.6 from 31.6, when the housing market began its decline four years ago. Since the housing crisis began, nearly three million households have become renters, with an additional three million expected by 2015, according to census data. Apartment construction has increased 115 percent from its October 2009 low, and permits for apartments hit a two-year high in March of 2011. Meanwhile, permits to build single-family homes are hovering around their lowest figure in 50 years. The number of completed apartments averaged about 250,000 a year before the housing market boom. That number dropped to 54,000 last year and is likely to remain near that level this in 2012. Rents are increasing along with demand, with the median price of advertised rents up 4.1 percent between the end of 2009 and the end of 2010, census data shows.

The U.S. Department of Housing and Urban Development (“HUD”) is already experimenting with the Lease Purchase option, according to the HUD website. Several neighborhood stabilizing initiatives are being discussed with Programs such as Self-Help.org that are attempting to put together programs to benefit renters.

Real Estate Business Challenges

In the real estate business, competition for customer leads is fierce. Customer acquisition costs are a significant business expense. In the traditional residential real estate brokerage model, sales agents must spend significant personal time generating and cultivating leads, in doing so they incur substantial marketing costs before they begin to generate earnings. Real estate agents often have difficulty generating consistent transaction volume, resulting in inconsistent earnings, which can make it difficult to incur the expenses they need to invest in developing their client pipeline. In addition to the challenges borne by agents, real estate brokerages typically operate from “bricks and mortar” offices in their markets, which impose significant fixed overhead costs.

BUSINESS MODEL

The Company is focused on addressing the challenges of the traditional residential real estate industry by finding better, faster ways to provide real estate services to home buyers and sellers. The Company is focused in finding property owners who are having difficulties finding a buyer for their property. The Company plans to list the property to a perspective renter, who will be given a lease purchase option to purchase the property at a later date. Utilizing the services of marketing agents with strong local presence and expertise, the Company can connect clients with the information, tools and professional services they need and desire to complete their residential real estate transactions. Through these strengths, real estate agents can provide clients with quick, informative communications that are tailored to their transactions. As the Company builds, refines and further interconnects its strengths, management believes the Company increase its ability to attract clients thereby building revenues and better leveraging our costs.

BUSINESS STRATEGY

In the real estate industry, where competition for leads is fierce and expensive, the Company plans to attract clients efficiently and effectively. As other brokerage firms adapt to evolving technologies and practices, the Company plans to differentiate itself by developing better ways to attract clients by offering them a variety of properties to rent that the client can purchase a fixed price at a future date. The Company wants to empower its agents with the information and tools needed to satisfy clients, work more effectively and manage costs successfully

The Company is focused on growing its revenues by building its market share in strong and attractive markets. In doing so, the Company needs to specialize in a localized and customized approach that is tailored to meet the dynamics of each market. Management will need to organize its local management responsibilities, thus encouraging greater local independence and efficiency. Because the competitive landscape varies by market, the growth initiatives the Company uses in each market will likely vary as well. Typically, the Company plans to engage additional independent contractor agents, to build its local referral networks, and to incentivize agents by compensating them at greater levels as their productivity increases. The Company also plans to pursue home listings business. The home listings business represents a significant revenue growth opportunity for the Company, and management plans to build a local referral networks, name recognition and reputation for local knowledge and expertise to drive the growth of the home listings business market by market.

The management of the Company is focused on staying on top of changes in the way home buyers, home sellers and real estate agents seek to conduct business in the residential real estate industry and on fine-tuning its value proposition accordingly. Management plans to test in select markets alternatives to rebates that are designed to highlight and enhance the professionalism and high quality service of our agents. The continuous evaluation and refinement of the Company’s business model is critical to its culture, to its ability to differentiate its products and services from the competitors.

Software Algorithm Program

On January 21, 2012, OwnerWiz Inc Realty, now a subsidiary of EZJR, purchased from two individuals, one of which is now a shareholder of EZJR, software that calculates an actual dollar value for the consumer’s credit score using a proprietary algorithm. Based on a comprehensive analysis of the consumer’s debt, income, expenses, assets, employment and financial goals, the software converts the consumer's credit score into a tangible number that aides the consumer when choosing their most suitable course of action. Management believes that this software algorithm program will help the Company build business operations and add value to its clients.

OwnerWiz Realty Inc issued two notes payable, each in the amount of $25,000, to each of the sellers. The notes are without collateral, bear interest at 6% per annum and are due on or before September 30, 2012.

Marketing Strategy

The Company plans to maintain a marketing and sales force for its sales projects. Management will determine the appropriate advertising and selling plan for each project. Management wants to develop public awareness through marketing and advertising as well as referrals from customers. The Company plans to utilize a customer relationship management system to track customer profiles, which will helps the Company forecast future customer requirements and general demand for new projects. This allows real-time information on the status of individual customer transactions as well as available inventory by project, which will enables the Company better anticipate the preferences of current and future customers. Management plans to develop customer awareness through advertising. The various advertising media to market the Company’s real estate properties and brand name, include newspapers, magazines, television, radio, e-marketing and outdoor billboards.

Real Estate Agents

Management believes that consumers want to work with real estate agents that possess strong professional skills, including depth and breadth of knowledge in their local markets. The Company’s real estate agents are required to be licensed REALTORS and typically have extensive market knowledge of the markets they serve and are active members of their local, state and national real estate and MLS associations. As is customary in the real estate brokerage industry, agents earn a portion of the commissions they generate for the Company, which is known as their split. EZJR commission splits to its agents typically vary based on eligible production. The Company plans to utilize the service of agents who are independent contractors.

GOVERNMENT REGULATION

The real estate industry is highly regulated. A real estate business must comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the jurisdictions in which they do business. These laws and regulations contain general standards for and prohibitions on the conduct of real estate brokers and sales associates, including those relating to licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising and consumer disclosures. Under most state law, real estate brokers have the duty to supervise and are responsible for the conduct of their brokerage business.

The most extensive regulations applicable to the Company’s business are at the state level and are typically overseen by state agencies dedicated to real estate matters. Additionally, the residential real estate industry is also regulated by federal and local authorities.

Local regulation

Local regulations govern the conduct of the real estate brokerage business. Local regulations generally require additional disclosures by the parties to a real estate transaction or their agents, or the receipt of reports or certifications, often from the local governmental authority, prior to the closing or settlement of a real estate transaction.

State regulation

Real estate licensing laws vary from state to state, but generally all individuals and entities acting as real estate brokers or salespersons must be licensed in the state in which they conduct business. A person licensed as a broker may either work independently or may work for another broker in the role of an associate broker, conducting business on behalf of the sponsoring broker. A person licensed as a salesperson must be affiliated with a broker in order to engage in licensed real estate brokerage activities. Generally, a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker license (although in some states the licenses are personal to individual brokers). In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. If applicable, this officer-broker is responsible for supervising the licensees and the corporation’s real estate brokerage activities within the state. Real estate licensees, whether they are brokers, salespersons, individuals or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally prescribe minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, trust fund handling, agency representation, advertising regulations and fair housing requirements

Further, the Company may be subject to litigation claims alleging breaches of fiduciary duties by its licensed brokers and violations of unlawful state laws relating to business practices or consumer disclosures. Management cannot predict with certainty the cost of defense or the ultimate outcome of these or other litigation matters filed by or against the Company, including remedies or awards, and adverse results in any such litigation may harm our business and financial condition.

Federal regulation

In addition to state regulations, several federal laws and regulations govern the real estate brokerage business. The applicable federal regulations include the federal fair housing laws and the Real Estate Settlement Procedures Act (“RESPA”) of 1974, as amended, which is administered and enforced by the Consumer Financial Protection Bureau. RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our brokerage business. RESPA and similar state laws require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services.

There is a risk that the Company could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations will be adopted in the future that could make compliance more difficult or expensive. There is also a risk that a change in current laws could adversely affect the Company’s business.

In addition, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend the Company from carrying on some or all of our activities or otherwise penalize the Company if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations.

The Company is also, to a lesser extent, subject to various other rules and regulations such as:

·	the Gramm-Leach-Bliley Act which governs the disclosure and safeguarding of consumer financial information;

·	various state and federal privacy laws;

·	the USA PATRIOT Act;

·	restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;

·	federal and state “Do Not Call” and “Do Not Fax” laws;

·	“controlled business” statutes, which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate providers, on the other hand; and

·	the Fair Housing Act.

The Company is subject to federal and state consumer protection laws including laws protecting the privacy of consumer non-public information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, OWR must provide notice to consumers of its policies on sharing non-public information with third parties, must provide advance notice of any changes to our policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of the Company’s business.

The Company’s failure to comply with any of the foregoing laws and regulations may subject EZJR to fines, penalties, injunctions and/or potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for the Company to operate its business and may have a material adverse effect on the Company’s operations.

Federal and state labor regulation.

In addition to the real estate regulations discussed above, the Company is subject to federal and state regulations relating to employment and compensation practices. The Company is subject to Internal Revenue Service, Fair Labor Standards Act and state law guidelines as they apply to real estate agents, who are classified as independent contractors.

Third-party rules

In addition to governmental regulations, the Company is subject to rules established by private real estate trade organizations, including, among others, local MLSs, NAR, state Associations of REALTORS, and local Associations of REALTORS. The rules of the various MLSs to which the Company belong vary, and specify, among other things, how the Company as a broker member can use MLS listing data.

COMPETITION

The market for residential real estate brokerage services is very competitive. Realtors compete for business primarily on the basis of services offered, reputation, personal contacts, and realtor commission. At the national level, no individual real estate brokerage firm holds more than a 3% share of the national market, and the ten largest real estate brokerage firms hold less than 6% collectively of the national market, in 2009, according to REAL Trends. However, the ten largest national brands that franchise individual brokerages accounted for a significant percentage of total brokered transaction volume, providing the potential for significant national and local influence. The Company competes with these brokerages at the local level to represent home buyers and sellers.

The Company’s larger competitors include Prudential Financial, Inc., RE/MAX International Inc. and Realogy Corporation, which owns the Century 21, Coldwell Banker, Better Homes and Gardens and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT Incorporated owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Realogy. The Company is also subject to competition from local or regional firms, as well as individual real estate agents. The smaller competing real estate brokerages include Palmer House Properties, Crown Realty and Management, Manning Properties based in Atlanta. All of these companies may have greater financial resources than the Company does, including greater marketing and technology budgets. If competition results in lower average realtor commission rates or lower sales volume by the Company’s realtors, the Company’s revenues will be affected adversely. There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on EZJR.

The management of the Company believes that the key competitive factors in the residential real estate segment include the following:

•	level of responsiveness to clients;

•	local knowledge;

•	overall quality client service;

•	client’s ability to control the home rental/purchase and home sale process;

•	level of commissions charged to sellers or incentives provided to buyers

Management believes that its focus on the rental market will differentiate itself from firms that are limited to traditional approaches to generating customers.

EZJR’s EXPLORATION SUBSIDIARY

OWR has one subsidiary, OW Marketing, Inc, a Georgia corporation, which has had no activity through December 31, 2011. The Company plans to offer credit rehabilitation products to its client base through this subsidiary. As of December 31, 2011, the subsidiary had not transacted any business or incurred any material costs.

INTELLECTUAL PROPERTY

The Company plans to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. The Company plans also to rely on copyright laws to protect our future computer programs and our proprietary databases.

From time to time, EZJR may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts management has taken to protect its proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm the business, the brand and reputation, and the ability to compete. Also, protecting EZJR’s intellectual property rights could be costly and time consuming.

Employees

The Company currently has three employees with one currently on payroll. The Company utilizes an additional independent contractor on a part-time/as needed basis.

PROPERTIES

The Company's corporate headquarters are located at: 935 Highway 124 #215, Braselton, GA 30517. OWR does not own any real property.

RISK FACTORS

OWR HAS A LIMITED OPERATING HISTORY.

The Company has a limited operating history and is considered a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as management faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will be operating.

IF OWR'S BUSINESS PLAN IS NOT SUCCESSFUL, OWR MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND ITS STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT.

As discussed in the Notes to the Financial Statements included in this Form 10-K, at the end of EZJR’s fiscal year as at December 31, 2011, the Company had negative cash flow in operating activities of $(95,385) and as of December 31, 2011, the Company’s current liabilities exceeded its current assets by $95,405 and its total liabilities exceeded its total assets by $82,476. The Company had a net operating loss of $(147,413) from its inception to December 31, 2011.

These factors raise substantial doubt that the Company will be able to continue operations as a going concern, and the Company's independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to December 31, 2011.

The Company's ability to continue as a going concern is dependent upon generating cash flow sufficient to fund operations and reducing operating expenses. The Company's business plan may not be successful in addressing these issues. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

IT IS DIFFICULT TO EVALUATE THE LIKELIHOOD THAT OWR WILL ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

The Company has prepared audited financial statements for the year end for December 31, 2011. The Company’s ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient revenues or financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company’s ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation.

WHEN THE ADMAXOFFERS.COM BECAME THE LARGEST SHAREHOLDR OF EZJR, IT GAVE THEM THE ABILITY TO CONTROL THE COMPANY WITHOUT THE OTHER SHAREHOLDER’S APPROVAL.

AdMaxOffers.com is the largest stockholder and beneficially owns and has the right to vote approximately 66.5% of EZJR's outstanding common stock. As a result, it will have the ability to control substantially all matters submitted to the Company’s stockholders for approval including:

a) election of a board of directors;

b) removal of any director;

c) amendment of Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the company.

As a result of this ownership, it has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by AdMaxOffers.com could affect the market price of its common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of shareholder investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce the stock price or prevent the stockholders from realizing a premium over the stock price.

Adverse developments in general business, economic and political conditions could have a material adverse effect on our financial condition and our results of operations.

The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets and the general condition of the U.S. and world economy. The recent tightening of the credit markets generally could be indicative of a contraction in the U.S. economy.

A host of factors beyond our control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism. Adverse developments in these general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our financial condition and our results of operations.

The Company’s business is significantly affected by the monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. The Federal Reserve Board’s policies affect the real estate market through their effect on interest rates as well as the pricing on our interest-earning assets and the cost of our interest-bearing liabilities. The Company is affected by any rising interest rate environment. As mortgage rates rise, the number of home sale transactions may decrease as potential home sellers choose to stay with their lower cost mortgage rather than sell their home and pay a higher cost mortgage and potential home buyers choose to rent rather than pay higher mortgage rates. As a consequence, the growth in home prices may slow as the demand for homes decreases and homes become less affordable. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.

OWR is negatively impacted by a downturn in the residential real estate market.

The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. The U.S. residential real estate market is currently in a significant downturn due to various factors including downward pressure on housing prices, credit constraints inhibiting new buyers and an exceptionally large inventory of unsold homes at the same time that sales volumes are decreasing. Management cannot predict whether the downturn will worsen or when the market and related economic forces will return the U.S. residential real estate industry to a growth period.

Any of the following could continue to have a material adverse effect on our business by causing a more significant general decline in the number of home sales and/or prices which, in turn, could adversely affect our revenues and profitability:

•	periods of economic slowdown or recession;

•	rising interest rates;

•	the general availability of mortgage financing, including:

•	the impact of the recent contraction in the subprime and mortgage markets generally; and

•	the effect of more stringent lending standards for home mortgages;

•	adverse changes in local or regional economic conditions;

•	a decrease in the affordability of homes;

•	local, state and federal government regulation;

•	shifts in populations away from the markets that OWR serves;

•	tax law changes, including potential limits or elimination of the deductibility of certain mortgage interest expense, the application of the alternative minimum tax, real property taxes and employee relocation expenses;
•	decreasing home ownership rates;

•	declining demand for real estate;

•	a negative perception of the market for residential real estate;

•	commission pressure from brokers who discount their commissions;

•	acts of God, such as hurricanes, earthquakes and other natural disasters; and/or

•	an increase in the cost of homeowners insurance.

Seasonal fluctuations in the residential real estate brokerage and relocation businesses could adversely affect OWR’s business.

The residential real estate brokerage business is subject to seasonal fluctuations. Historically, real estate brokerage revenues and relocation revenues have been strongest in the second and third quarters of the calendar year. However, many of the Company’s expenses, such as rent and personnel, are fixed and cannot be reduced during a seasonal slowdown. As a result, EZJR may be required to borrow in order to fund operations during seasonal slowdowns or at other times. Since the terms of our indebtedness may restrict our ability to incur additional debt, management cannot assure that the Company would be able to borrow sufficient amounts. EZJR’s inability to finance its funding needs during a seasonal slowdown or at other times would have a material adverse effect its operations.

OWR’s business is highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect our business.

The real estate brokerage business must comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the jurisdictions in which the Company does business. These laws and regulations contain general standards for and prohibitions on the conduct of real estate brokers and sales associates, including those relating to licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising and consumer disclosures. Under most state laws, real estate brokers have the duty to supervise and are responsible for the conduct of their brokerage business.

There is a risk that the Company could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations will be adopted in the future that could make compliance more difficult or expensive. There is also a risk that a change in current laws could adversely affect the Company’s business.

In addition, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend the Company from carrying on some or all of its activities or otherwise penalize the Company if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on business operations.

Competition in the residential real estate and relocation business is intense and may adversely affect OWR’s financial performance.

The Company’s largest national competitors in the realtor services industry include franchisees of Century 21, Prudential, GMAC Real Estate, and RE/MAX. All of these companies have greater financial resources than EZJR, including greater marketing and technology budgets. The Company also competes with smaller regional and local realtor companies and independent realtors. Realtors compete for business primarily on the basis of services offered, reputation, personal contacts, and realtor commission. The Company may have to reduce the fees charged to our realtors to be competitive with those charged by competitors, which may accelerate if market conditions deteriorate. If competition results in lower average realtor commission rates or lower sales volume by our realtors, the Company’s revenues will be affected adversely.

POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES/AGENTS.

In order to implement the aggressive business plan, management recognizes that additional staff will be required. No assurances can be given that the Company will be able to find suitable employees/agents that can support our needs or that these employees can be hired on favorable terms.

OWR MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

EZJR’s Articles of Incorporation authorize the issuance of 70,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of common stock held by our then existing shareholders. Management may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

OWR MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF COMMON STOCK.

EZJR’s Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock. Accordingly, the board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, the board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that the Company does issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

LOW-PRICED STOCKS MAY AFFECT THE RESALE OF OWR’S SHARES.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosures relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. SEC regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has net tangible assets of at least $100,000, if that issuer has been in continuous operation for three years.

Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may not be liquid.

BECAUSE OWR HAS NEVER PAID DIVIDENDS ON ITS COMMON STOCK AND HAS NO PLANS TO DO SO, THE ONLY RETURN ON INVESTMENT WILL COME FROM ANY INCREASE IN THE VALUE OF THE COMMON STOCK.

Since its inception, The Company has not paid cash dividends on the common stock and does not intend to pay cash dividends in the foreseeable future. Rather, the Company currently intends to retain future earnings, if any, to finance operations and expand our business. Therefore, any return on investment would come only from an increase in the value of our common stock. And, there are no assurances that the common will increase in value.

IN THE FUTURE, EZJR WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO COMPLIANCE INITIATIVES.

EZJR is a fully reporting company with the SEC; it will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Management expects to incur approximately $40,000 of incremental operating expenses in 2012.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

The Company’s corporate headquarters are located at: 935 Highway 124 #215, Braselton, GA 30517. OWR does not own any real property.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders for the period ending June 30, 2011 or the period from July 1, 2011 to December 31, 2011.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

EZJR, Inc. Common Stock, $0.001 par value, can be found on the OTC-Bulletin Board under the symbol: EZJR.

There have been no trades of the Company's stock during the fiscal year ending December 31, 2011. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of December 31, 2011, there were approximately 100 holders of record of our Common Stock and 8,263,750 shares outstanding.

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

(e) Recent Sales of Unregistered Securities

EZJR agreed to issue 390,000 shares of its unregistered common stock to the two shareholders of OWR in exchange for a one hundred (100%) percent ownership interest of OWR. The shares will be issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

On March 21, 2012 The Company issued 2,122,813 shares of its common stock in payment of advances made by its majority shareholder of $118,225, in satisfaction of notes payable related to the purchase of software of $50,000 and for consulting services provided to the Company of $1,600, as follows:

Shareholder advances	1,477,813

Notes payable	625,000

Consulting services	20,000

Total shares issued	2,122,813

The shares were issued at $.08 per share, the fair market value of the shares on that date.

The two shareholders are financially sophisticated individuals. Before they received these unregistered securities each person was known to us and our management, through a pre-existing business relationship, as a long standing business associate. We did not engage in any form of general solicitation or general advertising in connection with this transaction. They were provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. The two shareholders acquired these securities for investment purposes and not with a view toward distribution, acknowledging such intent to us. They understood the ramifications of their actions. The shares of common stock issued contained a legend restricting transferability absent registration or applicable exemption.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended December 31, 2011 or December 31, 2010.

(g) Cancellation of Shares

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

EZJR, Inc. was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 14, 2006.

OwnerWiz Realty Inc. is a real estate company that provides service and products for first time home buyers and clients re-entering the path to home ownership representing buyers, sellers, developers and investors in all facets of real estate brokerage with a focus on serving the growing number of renters in the US.

The acquisition of OWR is considered to be a reverse merger transaction and a re-capitalization of OWR, and therefore all financial statements and other financial information presented is that of OWR.

OWR was incorporated April 12, 2011.

RESULTS OF OPERATIONS

For the fiscal period ending December 31, 2011, the Company recognized commission revenue of $6,314 and commission revenue to a related party of $24,000 for total revenues of $30,314. Subtracting commission of expenses of $(9,279) leaves net commission revenues of $21,035.

The Company incurred total operating expenses of $168,448 for the fiscal period ending December 31, 2011 of $168,448. This included selling costs of $23,483; selling costs – related party $8,000; and general and administrative expenses of $136,965. This resulted in a net operating loss of $(147,413) and net loss per common share basic and diluted of $(1.47) for the period ending December 31, 2011.

During the period from April 12, 2011 to December 31, 2011, the Company used net cash of $(95,385) in operations, used net cash to purchase furniture and equipment of $(12,834) in investing activities and generated cash of $130,660 from financing activities.

Going Concern

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

Not applicable.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of December 31, 2011, we had three employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, EZJR had $22,441 in cash and cash equivalents, prepaid expenses of $2,867 and total current assets of $25,308. At the same date, EZJR had total current liabilities of $120,713, this includes: Accounts payable and accrued liabilities of $41,118 and related party payables of $79,595.

For the fiscal period ending December 31, 2011, the Company had only eleven revenue transactions totaling $30,314. Five of the eleven transactions, totaling $8,228, originated from client leads purchased by the Company from a related party. Of the eleven transactions, two transactions totaling $24,000 were with relatives of the majority shareholder of the Company and are presented in the financial statements under the statement of operations as related party revenue. For periods subsequent to December 31, 2011, management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding, EZJR anticipates generating losses and therefore may be unable to continue operations in the future. EZJR anticipates it will require additional capital in order to grow its real estate transaction business by increasing headcount and its budget for 2012 EZJR may use a combination of equity and/ or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

EZJR, Inc.

We have audited the accompanying consolidated balance sheet of EZJR, Inc. and Subsidiary, a development stage company, as of December 31, 2011 and the related consolidated statements of operations, deficit accumulated during the development stage, and cash flows for the period from April 12, 2011 (inception) to December 31, 2011. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EZJR, Inc. and Subsidiary, a development stage company, as of December 31, 2011 and the consolidated results of its operations and its consolidated cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Notes 1 and 6 to the consolidated financial statements, the entity is in the development stage, has very few revenue transactions, incurred losses from operations since inception, and as of December 31, 2011, the company’s current liabilities exceeded its current assets by $95,405 and its total liabilities exceeded its total assets by $82,476. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 3 and 9 to the consolidated financial statements, the entity has entered into numerous significant transactions with a business controlled by, and with people who are related to, the majority shareholder of the company.

/s/ Kelly & Company

Kelly & Company

Costa Mesa, California

March 1, 2012 except for Note 10

as to which the date is March 30, 2012

EZJR, Inc. and Subsidiary

A Development Stage Company

Consolidated Balance sheet

December 31, 2011
Current assets:
Cash	$ 22,441
Prepaid expenses	2,867
Total current assets	25,308

Furniture and equipment, net of accumulated depreciation of $1,605	11,229

Security deposit	1,700

Total assets	$ 38,237

Current liabilities:
Accounts payable and accrued liabilities	$ 41,118
Related party payables	79,595
Total current liabilities	120,713

Commitments and contingencies (Note 6)

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, none issued	-
Common stock, $0.001 stated value, 70,000,000 shares
authorized, 8,263,750 shares issued and outstanding	8,264
Contributed capital	56,673
Deficit accumulated during the development stage	(147,413)
Total stockholders' deficit	(82,476)
Total liabilities and stockholders' deficit	$ 38,237

The accompanying notes are an integral part of the consolidated financial statements.

EZJR, Inc. and Subsidiary

A Development Stage Company

Consolidated Statement of Operations

For the Period From April 12, 2011 (Inception) to December 31, 2011
Commission revenue	$ 6,314

Commission revenue - related party	24,000

Total revenue	30,314

Commission expenses	(9,279)

Net commission revenue	21,035

Operating expenses:
Selling costs	23,483
Selling costs - related party	8,000
General and administrative	136,965
Total operating expenses	168,448

Net loss	$ (147,413)

Net loss per common share: Basic and diluted	$ (0.02)

Weighted average number of shares outstanding:
Basic and diluted	8,263,750

The accompanying notes are an integral part of the consolidated financial statements.

EZJR, Inc. and Subsidiary

A Development Stage Company

Consolidated Statement of Stockholders’ Deficit

								Deficit
								Accumulated
								During	Total
		Preferred Stock			Common Stock		Contributed	Development	Stockholders'
	Shares		Amount	Shares		Amount	Capital	Stage	Deficit
Balance, April 12, 2011	-		-	-		-	-	-	-

Issuance of OWR founders shares at	-		-	390,000		390	(380)	-	10
$0.001 par value

Shareholder capital contributions	-		-	-		-	63,100	-	63,100

Expenses paid by shareholder on	-		-	-		-	1,827	-	1,827
behalf of the Company

Recapitalization of OWR resulting	-		-	7,873,750		7,874	(7,874)	-	1,827
from reverse merger with EZJR

Net loss	-		-	-		-	-	(147,413)	(147,413)

Balance, December 31, 2011	-		-	8,263,750		8,264	56,673	(147,413)	(82,476)

The accompanying notes are an integral part of the consolidated financial statements.

EZJR, Inc. and Subsidiary

A Development Stage Company

Consolidated Statement of Cash Flows

For the Period From April 12, 2011 (Inception) to December 31, 2011
Operating activities:
Net loss	(147,413)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	1,605
Expenses paid by shareholder on behalf of the Company	1,827
Changes in operating assets and liabilities:
Prepaid expenses	(2,867)
Deposit	(1,700)
Accounts payable and accrued liabilities	41,118
Related party payables	12,045
Net cash used in operating activities	(95,385)

Investing activities:
Acquisition of furniture and equipment	(12,834)
Net cash used in investing activities	(12,834)

Financing activities:
Proceeds from issuance of founders shares	10
Shareholder capital contributions	63,100
Proceeds from related party shareholder advances	91,150
Repayment of related party shareholder advances	(23,600)
Net cash provided by financing activities	130,660

Net increase in cash	22,441
Cash - beginning of period	-
Cash - end of period	22,441

Supplemental Disclosure of Cash Flor Information

Cash paid during the period for:
Interest	-
Income taxes	-

The accompanying notes are an integral part of the consolidated financial statements.

EZJR, Inc. and Subsidiary

A Development Stage Company

Notes to Financial Statements

1.         Description of the Company

Reverse Acquisition

In January 2012, EZJR, Inc. entered into a two-step transaction with OwnerWiz Realty Inc. (“OWR”), a privately-held Georgia corporation.  The first step of the transaction occurred in January 2012, when an entity owned by the shareholders of OWR acquired seven million five hundred thousand (7,500,000) shares of EZJR, approximately 95.25% of the then outstanding shares of EZJR.   The second step of the transaction occurred on March 1, 2012, when EZJR, Inc., EZJR Acquisition Corporation, a Nevada corporation and subsidiary of EZJR and OWR, entered into a Share Exchange Agreement and Plan of Merger pursuant to which the Sub was merged with and into OWR, with OWR surviving as a wholly-owned subsidiary of the Company.  The Company acquired all of the outstanding capital stock of OWR in exchange for issuing 390,000 shares of EZJR common stock which were issued to two shareholders of OWR.  As the former shareholders of OWR now own over 95% of the outstanding common stock of EZJR, the transaction is recorded as a reverse merger and resulted in a recapitalization with OWR being the acquirer for accounting purposes.  Accordingly, the historical financial statements are those of OWR and have been prepared to give retroactive effect to the reverse acquisition.

Development Stage Operations

EZJR Inc. (the Company) is a Nevada corporation. Its wholly owned subsidiary, OwnerWiz Realty Inc., was incorporated on April 12, 2011 in the state of Georgia. The Company has authorized 70,000,000 shares of $0.001 par value common stock, of which are 8,361,576 shares are issued and outstanding at December 31, 2011, after giving effect of the shares issued in the merger described above. The Company has elected a December 31 year-end.

The Company is a development stage enterprise primarily engaged in the referral and brokering of real estate transactions in the United States. The Company contracts with a related party to utilize leads from the related party's Real Estate Agent Referral Network (REAR) website, which is designed to generate qualified client leads throughout the United States. The Company brokers real estate transactions in the state of Georgia and refers out-of-state real estate leads to participating REAR real estate agents in other states. The focus of the lead generation program is to identify and refer potential homeowners with troubled credit histories to participating REAR real estate agents.

During its development stage to date, for the period from April 12, 2011 (inception) to December 31, 2011, the Company had completed 11 revenue transactions totaling $30,314. Five of the 11 transactions, totaling $8,228, originated from client leads purchased by the Company from a related party. Of those five transactions, one transaction totaling $4,200 and a separate revenue transaction of $19,800 were with relatives of a major shareholder of

EZJR, Inc. and Subsidiary

A Development Stage Company

Notes to Financial Statements

the Company and are presented on the statement of operations as related party revenue. The Company has no significant operating history and, from April 12, 2011 (inception) to December 31, 2011, has generated a net loss of $147,413. The accompanying financial statements as of December 31, 2011 and for the period then ended have been prepared assuming the Company will continue as a going concern. During the year 2012, management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of Presentation and Use of Estimates in the Financial Statements

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company is a licensed corporate real estate broker in the state of Georgia and contracts with real estate agents to provide customer leads and broker services in return for a participatory share of commissions earned on completed real estate sales and rental transactions. The Company recognizes revenue only when the real estate transaction has closed and all of the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) delivery has occurred or services have been rendered; iii) the fee for the arrangement is fixed or determinable; and iv) collectability is reasonably assured.

No Items of Other Comprehensive Income or Loss

The Company has no items of other comprehensive income or loss for the period from April 12, 2011 (inception) to December 31, 2011. Therefore, the net loss as presented in the Company’s Statement of Operations equals comprehensive loss.

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2011, the Company’s cash and cash equivalents were deposited in one financial institution.

EZJR, Inc. and Subsidiary

A Development Stage Company

Notes to Financial Statements

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Deposits at the Company's financial institution are fully insured by the Federal Deposit Insurance Corporation (FDIC).

Fair Value of Financial Instruments

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three tier hierarchy that prioritizes the inputs used to measure fair value, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

Accounts receivable and accounts payable are reported at their historical carrying values, which approximate their fair values based on their short-term nature.

The fair value measurements of the Company’s financial instruments at December 31, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$ 22,441	-	-	$ 22,441

Basis for Recording Fixed Assets, Lives, and Depreciation Methods

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Furniture and fixtures	7 years
Equipment	3 to 7 years

EZJR, Inc. and Subsidiary

A Development Stage Company

Notes to Financial Statements

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance will be effective for fiscal years beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In May 2011, the FASB issued an accounting standards update that clarifies and amends the existing fair value measurement and disclosure requirements. This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The adoption of this guidance will not have a material impact on our financial statements.

3. Related Party Transactions

Sales Lead Contract

The Company purchases its qualified client leads from an entity which is owned by the majority shareholder, and therefore a related party. As of May 1, 2011, the Company and the related party entered into a one-year agreement whereby the Company would receive a monthly minimum of 100 real estate sales leads for a fixed fee of $1,000 per month. Client lead expense was $8,000 for the period from April 12, 2011 (inception) to December 31, 2011. As of December 31, 2011, all amounts payable per the agreement are unpaid and are included in the balance sheet as a Related party payable. Either party can terminate the contract by providing a 30 day notice.

Revenue Transactions

As identified in Note 1, two of the Company's 11 revenue transactions for the period ended December 31, 2011 were with relatives of the majority shareholder of the Company. The transactions resulted in $24,000 of revenue for the Company and are presented as related party revenue in the statement of operations.

EZJR, Inc. and Subsidiary

A Development Stage Company

Notes to Financial Statements

Shareholder Advances

During the period from inception to December 31, 2011, the majority shareholder advanced funds to the Company for working capital needs totaling $91,150 in 31 separate transactions. The shareholder was repaid $23,600 during the period and is owed $67,550 at December 31, 2011, which is included in the Related party payables balance in the balance sheet.

Purchase of Equipment and Furniture

On April 20, 2011, the Company purchased used computer equipment and furniture totaling $2,113 from an entity owned by the majority shareholder. This related party amount remains unpaid at December 31, 2011 and is included on the Company's balance sheet as a Related party payable.

Company Expenses Paid By Related Party on Behalf of the Company

In August 2011, the majority shareholder paid $1,682 to real estate agents contracted to performed services for the Company. These funds remain unpaid at December 31, 2011 and are included on the Company's balance sheet as a Related party payable.

4. Furniture and Equipment

The following is a summary of furniture and equipment, at cost, less accumulated depreciation, at December 31, 2011:

Furniture and equipment	$ 12,833
Less: accumulated depreciation	(1,605)
$ 11,228

Depreciation expense related to the furniture and equipment amounted to $1,605 for the period from April 12, 2011 (inception) to December 31, 2011.

EZJR, Inc. and Subsidiary

A Development Stage Company

Notes to Financial Statements

5. Income Taxes

For the period from April 12, 2011 (inception) to December 31, 2011, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

Significant components of the Company’s deferred income tax assets and liabilities at December 31, 2011 are as follows:

Deferred income tax assets:

Net operating loss carryforward	$ 49,989
Valuation allowance	(49,989)
Net deferred tax asset	$ -

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

U.S. statutory tax rate	(34%)
Change in valuation allowance	34%
Effective income tax rate	-

6. Commitments, Contingencies and Management's Plan

Facility Lease

The Company has a short-term lease agreement on office space which expires on May 31, 2012. Future lease payments related to the Company’s office lease as of December 31, 2011 are as follows:

2012	$ 12,500
Total	$ 12,500

Rent expense for the period from April 12, 2011 (inception) to December 31, 2011 amounted to $21,492.

Agent Contracts

The Company, as broker, has entered into agreements with Georgia licensed real estate agents which provide for the agents to conduct transactions on behalf of the Company in return for a split in the commission of completed real estate transactions. The agent portion of the commission can range from 40% to 90%, depending on the source of the client lead. Per the agreement, real estate agents do not earn their portion of the commission until receipt by the Company. The agents are paid a weekly fee for services, which in certain instances is offset by commissions received.

EZJR, Inc. and Subsidiary

A Development Stage Company

Notes to Financial Statements

Employment Contracts

On October 9, 2011, the Company entered into one-year employment agreements with two individuals. One was hired as Chief Compliance Officer (CCO) and the other was with the Company's CEO to continue serving in that role. The CCO's compensation terms have not been finalized and the CEO agreement calls for the officer to receive compensation of $9,600 per month.

Going Concern and Management's Plan

As shown in the accompanying financial statements, the Company is in the development stage, has very few revenue transactions, incurred losses from operations since inception, and as of December 31, 2011, the Company’s current liabilities exceeded its current assets by $95,405 and its total liabilities exceeded its total assets by $82,476. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is seeking additional sources of financing and is continuing to implement the business plan. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Concentrations

Approximately 27% of the Company's revenue for the period from April 12, 2011 (inception) to December 31, 2011 resulted from the sales lead contract the Company has with a related party. Changes or cancellation of the sales lead contract could have a material adverse effect on the Company’s business, financial condition, and results of operations.

7. Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period, assuming the merger took place at the beginning of the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period and does not consider the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. For the period from April 12, 2011 (inception) to December 31, 2011, the Company did not have any dilutive common stock equivalents.

EZJR, Inc. and Subsidiary

A Development Stage Company

Notes to Financial Statements

8. Equity Transactions

Founders Shares

Two individuals founded the Company in April 2011. Initial capitalization of the Company resulted in 75,000 shares of common stock being issued to one individual and 25,000 shares of common stock being issued to the other individual at the stated value of $0.0001.

Contributed Capital

The Company's majority shareholder contributed cash to the Company totaling $63,100 from April 12, 2011 (inception) to December 31, 2011.

9. Subsequent Events

Related Party Shareholder Advances

In a series of transactions in January and February 2012, the Company's majority shareholder advanced the Company funds totaling $22,900 and was repaid $9,500. The funds are due on demand.

Software Purchase From Related Party

On January 21, 2012, the Company purchased a software platform from two individuals, one of which is the minority shareholder of the Company. The software will interact with the qualified client leads identified by REAR to calculate an actual dollar value for the consumer's credit score, by using a proprietary comprehensive algorithm.

The Company issued two notes payable, each in the amount of $25,000, to each of the individuals that owned the software, in satisfaction for the transaction. The notes are without collateral, bear interest at 6% per annum and are due on or before September 30, 2012.

10. Subsequent Share Issuances

On March 21, 2012 The Company issued 2,122,813 shares of its common stock in payment of advances made by its majority shareholder of $118,225, in satisfaction of notes payable related to the purchase of software of $50,000 and for consulting services provided to the Company of $1,600, as follows:

Shareholder advances	1,477,813

Notes payable	625,000

Consulting services	20,000

Total shares issued	2,122,813

The shares were issued at $.08 per share, the fair market value of the shares on that date.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

(a) Dismissal of Seale & Beers, CPAs

On February 9, 2012 (the "Dismissal Date"), the Board of Directors of EZJR, Inc. (the "Registrant") voted to dismiss Seale and Beers, CPAs, terminating its relationship as the Registrant's independent registered public accounting firm.

Seale & Beers, CPAs was the independent registered public accounting firm for the Registrant’s from August 11, 2009 until February 9, 2012. None of Seale & Beers reports on the Registrant’s financial statements from August 6, 2009 through February 9, 2012, (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Seale & Beers, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which Seale & Beers served as the Registrant’s principal independent accountants.

However, the report of Seale & Beers, CPAs on the financial statements of the Registrant for the years ended June 30, 2011 and June 30, 2010 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports indicated that there was a substantial doubt as to the Registrant’s ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

The Registrant has provided Seale & Beers, CPAs with a copy of this disclosure and has requested that Seale & Beers furnish it with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from Seale & Beers, CPAs addressed to the U. S. Securities and Exchange Commission dated February 10, 2012 is filed as Exhibit 16.1 to this Current Report on Form 8-K.

(b) Engagement of Kelly & Company

On February 9, 2012 (the "Engagement Date"), the Registrant's Board of Directors approved the appointment of and engaged Kelly & Company, 3151 Airway Avenue, Suite E-1, Costa Mesa, California 92626, as the Registrant's independent registered public accounting firm. During the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Registrant nor anyone on its behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A(T). Controls and Procedures.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2011.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2011 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we will create t written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

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

Name	Age	Position & Offices Held

Adam Alred	31	CEO/Director
Guy A. Arnone	46	Chief Compliance Officer/Director

Biographies of Directors/Officers

Mr. Adam Alred, Chief Executive Officer/Director

Adam Alred currently serves as the CEO of OwnerWiz Realty Inc., a Georgia Corporation, located in Braselton, GA. Adam's career started in 2001 when he left Southern Poly University with a degree in computer engineering and joined the staff at Health Logic Systems Corporation (HLSC) in Tucker, Georgia where he began as a Web Support technician and advanced to Systems Administrator where he managed the firm's technical team and deployed the IT budget.

After leaving HLSC in 2005, Adam joined Fulfillment Central as CTO where he built, deployed, and managed the firm's technical team. In addition, to the CTO job, Adam acted as CMO and was responsible for developing the firm’s marketing initiatives and advertising campaigns.

Mr. Guy A. Arnone, Chief Compliance Officer/Director

Guy Arnone currently serves as the Chief Compliance Officer of OwnerWiz Realty Inc. and is a California Licensed Real Estate Broker who belongs to a select group of individuals approved by the California Real Estate Commissioner to perform a special dual service in the real estate industry. He represents buyers, sellers, developers and investors in all facets of real estate brokerage and financing.

As past President of Fred Sands of Valencia and Vintage Sotheby’s International Realty, West Coast Valencia Escrow, Castlerock Escrow, Orange Grove Financial and Peninsula Property Management, Guy has a broad array of experience and extensive knowledge of the real estate business.

(b) Family Relationships.

None.

(c) Involvement in Certain Legal Proceedings.

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our directors or executive officers:

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

Board of Directors

Our board of directors currently consists of two members, Mr. Alred and Mr. Arnone. Our directors serve one-year terms.

Audit Committee

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

1. The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2. The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3. The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4. The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5. The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6. The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7. There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8. The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended December 31, 2011 for our Chief Executive Officer, who was appointed on August 14, 2006. This director/officer was replaced with Adam Alred, CEO/Director and Guy A. Arnone, Chief Compliance Officer/Director on February 8, 2012

EZJR did not have any executive officer(s) as of the year end of December 31, 2011 who received any compensation.

Compensation

As a result of the Company's current limited available cash, no officer or director received compensation since August 14, 2006 (inception) of the company through the fiscal years ending December 31, 2011 or December 31, 2010.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by OWR for the last completed fiscal year in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO).

EZJR Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Dec. 31,	($)	($)	($)	($)	($)

T. J. Jesky	Former CEO/Director	2011	0	0	0	0	0
		2012	0	0	0	0	0
Adam Alred (1)	Current CEO/Director

(1) Adam Alred was appointed CEO on February 28, 2012. During 2011, he received a salary of $28,000 from OWR.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2011.

We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through December 31, 2011.

Outstanding Equity Awards at December 31, 2011

We did not have any outstanding equity awards as of December 31, 2011.

Option Exercises for Fiscal Year-Ending December 31, 2011

There were no options exercised by our named executive officer in fiscal year ending December 31, 2011.

Potential Payments upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our directors any compensation during fiscal years ending December 31, 2011 or December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on March 15, 2012 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 8,263,750 shares of common stock outstanding.

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

Title of Class	Name of Beneficial Owner and Position	Nature of Beneficial Ownership	Percent of Class (1)
____________________________________________________________________________________

Common	Adam Alred (2)	500,000	6.0%
	CEO/Director

Common	Guy A. Arnone (3)	75,000	0.9%
	Chief Compliance Officer/Director
Common	Rick Kaye (4)
	Shareholder	1,800,000	21.8%

Common	AdMaxOffers.com(5)	5,495,000	66.5%
	Shareholder

Common	Directors and Officers as a Group beneficially control (2 persons)	6,070,000	73.4%

1) Percent of Class is based on 8,263,750 shares issued and outstanding.

2) Adam Alred, 935 Highway 124 #215, Braselton, GA 30517. Adam Alred is also a beneficial owner of AdMaxOffers.com, he has voting control over the shares held this entity.

3) Guy A. Arnone, 26650 The Old Road Suite 300, Valencia, CA 91381.

4) Rick Kaye, 893-0 Ronda Sevilla, Laguna Hills, CA 92653. The number of shares beneficially owned by Rick Kaye, includes 1,300,000 currently owned in his name and 500,000 shares held in an attorney’s escrow account.

5) AdMaxOffers, P. O. Box 33, Hoschton, GA 30548, currently owns 3,995,000 shares in the name of AdMax Offers.com and additionally owns 1,500,000 shares held in an attorney’s escrow account, for total ownership of 5,495,000 shares. Adam Alred, CEO of EZJR is a beneficial owner of AdMaxOffers.com and Brenda Zimbardi is also a beneficial owner of the shares held by AdMaxOffers.com.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Sales Lead Contract

The Company purchases its qualified client leads from an entity which is owned by the majority shareholder, and therefore a related party. As of May 1, 2011, the Company and the related party entered into a one-year agreement whereby the Company would receive a monthly minimum of 100 real estate sales leads for a fixed fee of $1,000 per month. Client lead expense was $8,000 for the period from April 12, 2011 (inception) to December 31, 2011. As of December 31, 2011, all amounts payable per the agreement are unpaid and are included in the balance sheet as a Related party payable. Either party can terminate the contract by providing a 30 day notice.

Revenue Transactions

As identified in Note 1, two of the Company's 11 revenue transactions for the period ended December 31, 2011 were with relatives of the majority shareholder of the Company. The transactions resulted in $24,000 of revenue for the Company and are presented as related party revenue in the statement of operations.

Shareholder Advances

During the period from inception to December 31, 2011, the majority shareholder advanced funds to the Company for working capital needs totaling $91,150 in 31 separate transactions. The shareholder was repaid $23,600 during the period and is owed $67,550 at December 31, 2011, which is included in the Related party payables balance in the balance sheet.

Company Expenses Paid By Related Party on Behalf of the Company

In August 2011, the majority shareholder paid $1,682 to real estate agents contracted to performed services for the Company. These funds remain unpaid at December 31, 2011 and are included on the Company's balance sheet as a Related party payable.

Stock Ownership

Adam Alred, CEO of the Company, personally owns 500,000 common shares of EZJR, Inc.

AdMaxOffers.com owns 5,495,000 common shares of EZJR which controls 66.5% of the issued and outstanding shares in EZJR. Adam Alred is also beneficial owner of AdMaxOffers.com.

 Purchase of Software from a Related Party

On January 21, 2012, the Company purchased from two individuals, one of which is a shareholder of the Company, software which quantifies an actual dollar value for the consumer’s credit score using a proprietary algorithm that converts the consumer's credit score into a real dollar amount based on a comprehensive analysis of the consumer's debt, expenses, assets, employment and financial goals. The consumer can use this information to consider the most suitable course of action using the software’s analytical tools. The software also enables the administrator to track and manage leads and consumer clients utilizing advanced customer relationship management software.

The Company issued two notes payable, each in the amount of $25,000, to each of the sellers. The notes are without collateral, bear interest at 6% per annum and are due on or before September 30, 2012.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14. Principal Accountant Fees and Services.

On February 9, 2912 we engaged Kelly & Company, Costa Mesa, CA to serve as our principal independent public account for the fiscal year ending December 31, 2011. Prior to their engagement Seale and Beers, CPAs, Las Vegas, NV served as our principal independent public accountants for fiscal year ending June 30, 2011. The aggregate fees billed to us by Kelly & Company for the year ended December 31, 2011 and the aggregate fees billed to us by Seale and Beers, CPAs (our former auditor) were as follows:

	For Period Ended December 31,	For the Years Ended June30	For the Years Ended June30
	2011	2011	2010
(1) Audit Fees (1)	$19,750	$8,500	$9,250
(2) Audit-Related Fees	$21,600
(3) Tax Fees	$1,750

Total fees paid or accrued to our principal accountant

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal period ending December, 2011, all fees paid to Kelly & Company were unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

Item 6 -- Exhibits

		Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Acquisition and Plan Merger between EZJR, Inc. and IVPSA Corporation dated July 25, 2008	10	6/30/09	2.1	10/29/09
2.3	Share Exchange Agreement and Plan of Merger, date March 1, 2012		8-K	12/31/11	2.1	03/05/12
3.1	Articles of Incorporation, as currently in effect		10	6/30/09	3.2	10/29/09
3.2	By-laws Corrected By-laws		10/A	6/30/09	3.2	12/21/09
3.3	Articles of Merger between EZJR, Inc., and IVPSA Corporation		10	6/30/09	3.3	10/29/09
10.1	Exclusive Option Agreement between IVPSA Corporation and the Cleveland Clinic, dated March 15, 2007		10	6/30/09	10.1	10/29/09
10.2	Extension of Exclusive Option Agreement between IVPSA Corporation and the Cleveland Clinic, dated April 14, 2008		10	6/30/09	10.1	10/29/09
31.1	Certification of President and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of President and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZJR, Inc. Registrant

Date: March 30, 2012	/s/ Adam Alred
Name: Adam Alred
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer

21