Form 10-K/A
period 2011-12-31
EZJR, Inc.
filed 2012-04-03
CIK 1402453

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

Large accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer [ ]	Smaller Reporting Company	[X]
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

There were 10,386,563 shares of Common Stock outstanding as of April 3, 2012.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the EZJR, Inc. (“the Company” or “Registrant”) Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission (“Commission”) on April 2, 2012 (the “Original Filing”). This Amendment is being filed to include the interactive data file required by Item 601(b)(101) of Regulation S-K.

There have been no changes from the Original Filing other than as herein. This Amendment No. 1 does not modify or update in any way the other disclosures made in the Original Filing.

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

F-6

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

EZJR, Inc. Registrant

Date: April 3, 2012	/s/ Adam Alred
Name: Adam Alred
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer