Form 10-Q
period 2012-03-31
EZJR, Inc.
filed 2012-05-21
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

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

Telephone: 678-866-3337

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section S 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 21, 2012, the registrant’s outstanding common stock consisted of 10,386,563 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

EZJR

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2012

EZJR, Inc. and Subsidiaries

A Development Stage Company

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
Current assets:
Cash	$ 12,742	$ 22,441
Prepaid expenses	2,733	2,867
Total current assets	15,475	25,308
Furniture, equipment and software, net of accumulated depreciation of $2,140 and $1,605	60,694	11,229
Security deposit	1,700	1,700
Total assets	$ 77,869	$ 38,237

Current liabilities:
Accounts payable and accrued liabilities	$16,312	$41,118
Related party payables	28,383	79,595
Total current liabilities	44,695	120,713
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $0.001 stated value, 70,000,000 shares authorized, 10,386,563 and 8,263,750 shares issued and outstanding	10,386	8,264
Additional paid-in capital	224,376	56,673
Deficit accumulated during the development stage	(201,588)	(147,413)
Total stockholders' equity (deficit)	33,174	(82,476)
Total liabilities and stockholders' equity	$ 77,869	$ 38,237

The accompanying notes are an integral part of these financial statements.

EZJR, Inc. and Subsidiaries

A Development Stage Company

Condensed Consolidated Statements of Operations

(Unaudited)

		For The
	For The	Period From
	Three-Month	April 12,2011
	Period Ended	(Inception) to
	March 31, 2012	March 31, 2012
Commission revenue	$ -	$ 6,314
Commission revenue - related party	-	24,000
Total revenue	-	30,314
Commission expenses	-	(9,279)
Net commission revenue	-	21,035
Operating expenses:
Selling costs	4,473	27,956
Selling costs - related party	3,000	11,000
General and administrative	46,702	183,667
Total operating expenses	54,175	222,623
Net loss	$ (54,175)	$ (201,588)
Net loss per common share: Basic and diluted	$ (0.02)	$ (0.18)
Weighted average number of shares outstanding: Basic and diluted	3,219,018	1,117,233

The accompanying notes are an integral part of these financial statements.

EZJR, Inc. and Subsidiaries

A Development Stage Company

Condensed Consolidated Statement of Stockholders' Deficit

(Unaudited)

								Deficit
								Accumulated
								During	Total
		Preferred Stock			Common Stock		Contributed	Development	Stockholders'
	Shares		Amount	Shares		Amount	Capital	Stage	Equity
Balance, April 12, 2011	-		-	-		-	-	-	-

Issuance of OWR founders shares at	-		-	390,000		$390	$(380)	-	$10
$0.001 par value

Shareholder capital contributions	-		-	-		-	63,100	-	63,100

Expenses paid by shareholder on	-		-	-		-	1,827	-	1,827
behalf of the Company

Recapitalization of OWR resulting	-		-	7,873,750		7,874	(7,874)	-	1,827
from reverse merger with EZJR

Net loss	-		-	-		-	-	(147,413)	(147,413)

Balance, December 31, 2011	-		-	8,263,750		$8,264	$56,673	$(147,413)	$(82,476)

Issuance of common shares at $0.08	-		-	1,477,813		1,478	116,747	-	118,225
to satisfy related party payables

Issuance of common shares at $0.08	-		-	312,500		312	24,688	-	25,000
to satisfy note payable - related party

Issuance of common shares at $0.08	-		-	312,500		312	24,688	-	25,000
to satisfy note payable

Issuance of common shares at $0.08	-		-	20,000		20	1,580	-	1,600
for consulting fees

Net loss	-		-	-		-	-	(54,175)	(54,175)

Balance, March 31, 2012	-		-	10,386,563		$10,386	$224,376	$(201,588)	$33,174

The accompanying notes are an integral part of these financial statements.

EZJR, Inc. and Subsidiaries

A Development Stage Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		For The
	For The	Period From
	Three-Month	April 12, 2011
	Period Ended	(Inception) to
	March 31, 2012	March 31, 2012
Operating activities:
Net loss	$ (54,175)	$ (201,588)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	535	2,140
Expenses paid by shareholder on behalf of the Company	-	1,827
Consulting services satisfied with common shares	1,600	1,600
Changes in operating assets and liabilities:
Prepaid expenses	134	(2,733)
Deposit	-	(1,700)
Accounts payable and accrued liabilities	(24,806)	16,312
Related party payables	3,000	15,045
Net cash used in operating activities	(73,712)	(169,097)
Investing activities:
Acquisition of furniture and equipment	-	(12,834)
Net cash used in investing activities	-	(12,834)
Financing activities:
Proceeds from issuance of founders shares	-	10
Shareholder capital contributions	-	63,100
Proceeds from related party advances	79,843	170,993
Repayment of related party advances	(15,830)	(39,430)
Net cash provided by financing activities	64,013	194,673
Net increase (decrease) in cash	(9,699)	12,742
Cash - beginning of period	22,441	-
Cash - end of period	$ 12,742	$ 12,742

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Interest	-	-
Income taxes	-	-

Non-Cash Investing and Financing Activities
Purchase of software satisfied by issuance of notes payable	50,000	50,000
Note payable satisfied with issuance of common stock	25,000	25,000
Related party note payable satisfied with issuance of common stock	25,000	25,000
Related party payable satisfied with issuance of common stock	118,225	118,225

The accompanying notes are an integral part of these financial statements.

EZJR, Inc. and Subsidiaries

A Development Stage Company

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Company

Reverse Acquisition

In January 2012, EZJR, Inc. (the "Company", "EZJR") entered into a two-step transaction with OwnerWiz Realty Inc. (“OWR”), a privately-held Georgia corporation. The first step of the transaction occurred in January 2012, when an entity owned by the shareholders of OWR acquired seven million five hundred thousand (7,500,000) shares of EZJR, approximately 95.25% of the then outstanding shares of EZJR. The second step of the transaction occurred on March 1, 2012, when EZJR, Inc., EZJR Acquisition Corporation, a Nevada corporation and subsidiary of EZJR and OWR, entered into a Share Exchange Agreement and Plan of Merger pursuant to which the Sub was merged with and into OWR, with OWR surviving as a wholly-owned subsidiary of the Company. The Company acquired all of the outstanding capital stock of OWR in exchange for issuing 390,000 shares of EZJR common stock which were issued to two shareholders of OWR. As the former shareholders of OWR now own over 95% of the outstanding common stock of EZJR, the transaction is recorded as a reverse merger and resulted in a recapitalization with OWR being the acquirer for accounting purposes. Accordingly, the historical financial statements are those of OWR and have been prepared to give retroactive effect to the reverse acquisition.

Development Stage Operations

EZJR Inc. is a Nevada corporation. One of the Company's wholly-owned subsidiaries, OwnerWiz Realty Inc., was incorporated and began operations on April 12, 2011 in the state of Georgia. The other, OW Marketing, Inc., was incorporated in Georgia on October 23, 2011 and began operations in March 2012. The Company has 70,000,000 shares of $0.001 par value common stock authorized, of which are 10,386,563 shares are issued and outstanding at March 31, 2012. The Company has elected a December 31 year-end.

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

EZJR, Inc. and Subsidiaries

A Development Stage Company

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

During its development stage for the period from April 12, 2011 (inception) to March 31, 2012, the Company has completed 11 revenue transactions totaling $30,314. For the three-month period ended March 31, 2012, the company did not complete any revenue transactions. From inception to March 31, 2012, five of the 11 transactions, totaling $8,288, originated from client leads purchased by the Company from a related party. Of those five transactions from April 12, 2011 (inception) to March 31, 2012, one transaction of $4,200 and a separate revenue transaction of $19,800 were with relatives of a major shareholder of the Company and are presented on the statement of operations as related party revenue. The Company has no significant operating history and from inception to March 31, 2012, has generated a net loss of $201,588. For the three-month period ended March 31, 2012, the Company has generated a net loss of $54,175. The accompanying financial statements as of March 31, 2012 and for the period then ended have been prepared assuming the Company will continue as a going concern. During 2012, management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of Presentation and Use of Estimates in the Financial Statements

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. We have condensed or omitted certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of March 31, 2012 and the results of operations and cash flows for the related three-month period ended March 31, 2012 and for the period from April 12, 2011 (inception) to March 31, 2012. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other periods. The unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011, included in the Annual Report on Form 10-K filed with the SEC.

EZJR, Inc. and Subsidiaries

A Development Stage Company

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company is a licensed corporate real estate broker in the state of Georgia and contracts with real estate agents to provide customer leads and broker services in return for a participatory share of commissions earned on completed real estate sales and rental transactions. The Company reports the entire commission earned from a sales or rental transaction as revenue on a gross basis. Commission Expenses as presented in the statement of operations represent the variable portion of the gross commission earned that is paid to the Company’s in-State sub-contracted agents (Note 6) who conduct the transactions. The Company recognizes revenue only when the real estate transaction has closed and all of the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) delivery has occurred or services have been rendered; iii) the fee for the arrangement is fixed or determinable; and iv) collectibility is reasonably assured.

No Items of Other Comprehensive Income or Loss

The Company has no items of other comprehensive income or loss for the period from April 12, 2011 (inception) to March 31, 2012. Therefore, the net loss as presented in the Company’s Statement of Operations equals comprehensive loss.

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2012, the Company’s cash and cash equivalents were deposited in one financial institution.

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

EZJR, Inc. and Subsidiaries

A Development Stage Company

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Accounts receivable and accounts payable are reported at their historical carrying values, which approximate their fair values based on their short-term nature.

The fair value measurements of the Company’s financial instruments at March 31, 2012 and December 31, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
March 31, 2012
Cash and cash equivalents	$12,742	-	-	$12,742

December 31, 2011
Cash and cash equivalents	$22,441	-	-	$22,441

Basis for Recording Fixed Assets, Lives, and Depreciation Methods

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

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

EZJR, Inc. and Subsidiaries

A Development Stage Company

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

In May 2011, the FASB issued an accounting standards update that clarifies and amends the existing fair value measurement and disclosure requirements. This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The adoption of this guidance will not have a material impact on our financial statements.

3. Related Party Transactions

Sales Lead Contract

The Company purchases its qualified client leads from an entity which is owned by a beneficial owner of the majority shareholder, and therefore a related party. Beginning May 1, 2011, the Company and the related party entered into a one-year agreement whereby the Company would receive a monthly minimum of 100 real estate sales leads for a fixed fee of $1,000 per month. Client lead expense was $3,000 for the three-month period ended March 31, 2012 and was $11,000 for the period from April 12, 2011 (inception) to March 31, 2012. As of March 31, 2012, all amounts payable per the agreement are unpaid and are included in the balance sheet as a Related party payable. Either party can terminate the contract by providing a 30 day notice.

Revenue Transactions

As identified in Note 1, two of the Company's 11 revenue transactions from April 12, 2011 (inception) to March 31, 2012 were with relatives of a beneficial owner of the majority shareholder of the Company. No revenue transactions occurred in the three-month period ended March 31, 2012. The transactions resulted in $24,000 of revenue from April 12, 2011 (inception) to March 31, 2012 for the Company. These revenues are presented as related party revenue in the statement of operations.

EZJR, Inc. and Subsidiaries

A Development Stage Company

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Shareholder Advances

The Company's main source of funding during its development stage is funds advanced from a beneficial owner of its majority shareholder. A total of $79,843 and $170,993 has been advanced for the three-month period ended March 31, 2012 and the period from April 12, 2011 (inception) to March 31, 2012, respectively. The beneficial owner of the majority shareholder was repaid $15,830 and $39,430 for the three-month period ended March 31, 2012 and for the period from April 12, 2011 (inception) to March 31, 2012, respectively. On March 21, 2012, the beneficial owner of the majority shareholder accepted 1,477,813 shares of common stock at $0.08 per share as satisfaction for then outstanding shareholder advances of $118,225. At March 31, 2012, a total of $3,770 was owed to the beneficial owner of the majority shareholder and this amount is included in related party payables on the balance sheet.

Contributed Capital

A beneficial owner of the Company's majority shareholder contributed cash to the Company totaling $63,100 during the period from April 12, 2011 (inception) to March 31, 2012. All of the cash contributed was during 2011.

Purchase of Equipment and Furniture

On April 20, 2011, the Company purchased used computer equipment and furniture totaling $2,113 from an entity owned by a beneficial owner of the majority shareholder. This related party amount remains unpaid at March 31, 2012 and is included on the Company's balance sheet as a Related party payable.

Company Expenses Paid By Related Party on Behalf of the Company

In August 2011, a beneficial owner of the majority shareholder paid $1,682 to real estate agents contracted to performed services for the Company. These funds remain unpaid at March 31, 2012 and are included on the Company's balance sheet as a related party payable.

EZJR, Inc. and Subsidiaries

A Development Stage Company

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Software Purchase From Related Party

On January 21, 2012, the Company purchased a software platform from two individuals, one of which is a related party of Company. The software will interact with the qualified client leads identified by REAR to calculate an actual dollar value for the consumer's credit score, by using a proprietary comprehensive algorithm.

The Company issued two notes payable, each in the amount of $25,000, to each of the individuals that owned the software, in satisfaction for the transaction. The notes were without collateral, bore interest at 6% per annum and were due on or before September 30, 2012. On March 21, 2012, the company issued 312,500 shares of its common stock valued at $25,000 to each of the note holders as full satisfaction of the notes payable.

4. Furniture, Equipment and Software

The following is a summary of furniture and equipment, at cost, less accumulated depreciation, at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Furniture and equipment	$12,834	$12,834
Software	50,000	-
Subtotal	62,834	12,834
Less: accumulated depreciation	(2,140)	(1,605)
Net furniture, equipment and software	$60,694	$11,229

Depreciation expense related to the furniture, equipment and software was $535 and $2,140 for the three-month period ended March 31, 2012 and for the period from April 12, 2011 (inception) to March 31, 2012, respectively.

EZJR, Inc. and Subsidiaries

A Development Stage Company

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

5. Income Taxes

For the period from April 12, 2011 (inception) to March 31, 2012 and for the three-month period ended March 31, 2012, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

Significant components of the Company’s deferred income tax assets and liabilities at March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Deferred income tax assets:
Net operating loss carryforward	$212,815	$158,640
Valuation allowance	(212,815)	(158,640)
Net deferred tax asset	$-	$-
Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:
U.S. statutory tax rate	(34)%	(34)%
Change in valuation allowance	34%	34%
Effective income tax rate	-	-

6. Commitments, Contingencies and Management's Plan

Facility Lease

The Company has a short-term lease agreement on office space which expires on May 31, 2012. Future lease payments related to the Company’s office lease as of March 31, 2012 are as follows:

2012	$5,000
Total	$5,000

Rent expense was $7,628 and $29,120 for the three-month period ended March 31, 2012 and for the period from April 12, 2011 (inception) to March 31, 2012, respectively

EZJR, Inc. and Subsidiaries

A Development Stage Company

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Agent Contracts

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

Going Concern and Management's Plan

As shown in the accompanying financial statements, the Company is in the development stage, has very few revenue transactions, has incurred losses from operations since inception, and as of March 31, 2012, the Company’s current liabilities exceeded its current assets by $29,220. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is seeking additional sources of financing and is continuing to implement the business plan. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Concentrations

Approximately 27% of the Company's revenue for the period from April 12, 2011 (inception) to March 31, 2012 resulted from the sales lead contract the Company has with a related party. There were no revenues for the three-month period ended March 31, 2012. Changes or cancellation of the sales lead contract could have a material adverse effect on the Company’s business, financial condition, and results of operations.

EZJR, Inc. and Subsidiaries

A Development Stage Company

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

7. Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period and does not consider the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. For the three-month period ended March 31, 2012 and for the period from April 12, 2011 (inception) to March 31, 2012, the Company did not have any dilutive common stock equivalents.

8. Equity Transactions

Founders Shares

Two individuals founded the Company in April 2011. Initial capitalization of the Company resulted in 292,500 shares of common stock being issued to one individual and 97,500 shares of common stock being issued to the other individual for total consideration of $10.

Share Issuances

On March 21, 2012, the Company issued a total of 2,122,813 shares, with a fair value of $0.08 per share, of its common stock to satisfy obligations as follows:

	Shares	Amount
Related party shareholder advances	1,477,813	$118,225
Note payable	312,500	25,000
Note payable - related party	312,500	25,000
Consulting services	20,000	1,600
Total	2,122,813	$169,825

EZJR, Inc. and Subsidiaries

A Development Stage Company

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

9. Subsequent Events

Office Lease

In April 2012, the Company entered into a lease for its new office facilities. The lease begins May 1, 2012 and expires June 30, 2015. The first two months of rent are free, year one calls for monthly base rent of $4,724, year two has monthly base rent of $4,866 and year three has monthly base rent of $5,014. A security deposit of $4,724 was paid upon execution of the lease.

Proxy Statement

In May 2012, the Board of Directors approved a 3 for 1 forward stock split of the Company’s common stock, an increase in the number of authorized common shares from 70 million to 200 million, and to change the Company’s name from EZJR, Inc. to Realty Ramp, Inc. These matters, among others, will require approval of the majority of the Company’s common shareholders. A shareholders’ meeting to approve these changes has not as yet been set.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company from time to time may make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual report on Form 10-K for the fiscal year ended December 31, 2011.

Overview of Current Operations

EZJR, Inc. ("the Company" or “EZJR”) was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 14, 2006.

OwnerWiz Realty Inc., (“OWR”) the Company’s wholly owned subsidiary, and principal business operations, is a real estate company that provides service and products for first time home buyers and clients re-entering the path to home ownership representing buyers, sellers, developers and investors in all facets of real estate brokerage with a focus on serving the growing number of renters in the US.

The acquisition of OWR is considered to be a reverse merger transaction and a re-capitalization of OWR, and therefore all financial statements and other financial information presented is that of OWR.

OWR was incorporated April 12, 2011.

OWR’s Business

OwnerWiz Realty Inc. is a Georgia licensed real estate company that represents both buyers and sellers of homes and OWR earns commission revenues when the sales transactions are complete from the buyer or seller. OWR does not have the capital reserves sufficient to meet its current business obligations and needs to secure additional investment capital from outside sources or in the form of fees generated by assisting, advising and representing clients buying and selling real estate. Clients (buyers and sellers) will be obligated to pay for OWR’s performed services.

OWR generates revenues by selling realtor services to prospective homebuyers interested in residential properties. They focus on identifying rental properties that a prospective buyer can rent with an option to purchase the property at a later date. In some instances, these services will be provided by realtors employed or retained by our company. In other instances, OWR will refer these services to outside realtors. OWR will collect a fixed portion of the realtor commissions. In order to promote its realtor services, OWR will provide prospective homebuyers with comprehensive information on residential properties.

OWR’s principle business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties.

Business Strategy

In the real estate industry, where competition for leads is fierce and expensive, OWR plans to attract clients efficiently and effectively. As other brokerage firms adapt to evolving technologies and practices, OWR plans to differentiate itself by developing better ways to attract clients by offering them a variety of properties to rent that the client can purchase a fixed price at a future date. OWR plans to identify these properties through newspaper advertising, established client lists and relying on MLS data. OWR wants to empower its agents with the information and tools needed to satisfy clients, work more effectively and manage costs successfully.

OWR is focused on growing its revenues by building its market share in strong and attractive markets. In doing so, OWR needs to specialize in a localized and customized approach that is tailored to meet the dynamics of each market. Management will need to organize its local management responsibilities, thus encouraging greater local independence and efficiency.

Because the competitive landscape varies by market, the growth initiatives OWR uses in each market will likely vary as well. Typically, OWR plans to engage additional independent contractor agents, to build its local referral networks, and to incentivize agents by compensating them at greater levels as their productivity increases. OWR also plans to pursue home listings business. The home listings business represents a significant revenue growth opportunity for OWR, and management plans to build a local referral networks, name recognition and reputation for local knowledge and expertise to drive the growth of the home listings business market by market.

The management of OWR is focused on staying on top of changes in the way home buyers, home sellers and real estate agents seek to conduct business in the residential real estate industry and on fine-tuning its value proposition accordingly. Management plans to test in select markets alternatives to rebates that are designed to highlight and enhance the professionalism and high quality service of our agents. The continuous evaluation and refinement of OWR’s business model is critical to its culture, to its ability to differentiate its products and services from the competitors.

Software Algorithm Program

On January 21, 2012, OWR purchased from two individuals, one of which is a shareholder of OWR, software that calculates an actual dollar value for the consumer’s credit score using a proprietary algorithm. Based on a comprehensive analysis of the consumer’s debt, income, expenses, assets, employment and financial goals, the software converts the consumer's credit score into a tangible number that aides the consumer when choosing their most suitable course of action. Management believes that this software algorithm program will help OWR build business operations and add value to its clients.

OWR issued two notes payable, each in the amount of $25,000, to each of the sellers. The notes are without collateral, bear interest at 6% per annum and are due on or before September 30, 2012.

Marketing Strategy

OWR plans to maintain a marketing and sales force for its sales projects. Management will determine the appropriate advertising and selling plan for each project. Management wants to develop public awareness through marketing and advertising as well as referrals from customers.

OWR plans to utilize a customer relationship management system to track customer profiles, which will helps OWR forecast future customer requirements and general demand for new projects. By tracking customer profiles, management plans to build an internal data base, referred to as “customer relationship management system” which will list available properties for rent and potential clients who might be interested in renting these properties with a view towards future ownership. This will allow real-time information on the status of individual customer transactions as well as available inventory by project, which will enables OWR better anticipate the preferences of current and future customers. Management plans to develop customer awareness through advertising. The various advertising media to market OWR’s real estate properties and brand name, include newspapers, magazines, television, radio, e-marketing and outdoor billboards.

Real Estate Agents

Management believes that consumers want to work with real estate agents that possess strong professional skills, including depth and breadth of knowledge in their local markets. OWR’s real estate agents are required to be licensed REALTORS and typically have extensive market knowledge of the markets they serve and are active members of their local, state and national real estate and MLS associations. As is customary in the real estate brokerage industry, agents earn a portion of the commissions they generate for OWR, which is known as their split. OWR commission splits to its agents typically vary based on eligible production. OWR plans to utilize the service of agents who are independent contractors.

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

The most extensive regulations applicable to OWR’s business are at the state level and are typically overseen by state agencies dedicated to real estate matters. Additionally, the residential real estate industry is also regulated by federal and local authorities.

Local regulation

Local regulations govern the conduct of the real estate brokerage business. Local regulations generally require additional disclosures by the parties to a real estate transaction or their agents, or the receipt of reports or certifications, often from the local governmental authority, prior to the closing or settlement of a real estate transaction.

State regulation

Real estate licensing laws vary from state to state, but generally all individuals and entities acting as real estate brokers or salespersons must be licensed in the state in which they conduct business. A person licensed as a broker may either work independently or may work for another broker in the role of an associate broker, conducting business on behalf of the sponsoring broker. A person licensed as a salesperson must be affiliated with a broker in order to engage in licensed real estate brokerage activities. Generally, a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker license (although in some states the licenses are personal to individual brokers). In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. If applicable, this officer-broker is responsible for supervising the licensees and the corporation’s real estate brokerage activities within the state. Real estate licensees, whether they are brokers, salespersons, individuals or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally prescribe minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, trust fund handling, agency representation, advertising regulations and fair housing requirements

Further, OWR may be subject to litigation claims alleging breaches of fiduciary duties by its licensed brokers and violations of unlawful state laws relating to business practices or consumer disclosures. Management cannot predict with certainty the cost of defense or the ultimate outcome of these or other litigation matters filed by or against OWR, including remedies or awards, and adverse results in any such litigation may harm our business and financial condition.

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

There is a risk that OWR could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations will be adopted in the future that could make compliance more difficult or expensive. There is also a risk that a change in current laws could adversely affect OWR’s business.

In addition, regulatory authorities have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend OWR from carrying on some or all of our activities or otherwise penalize OWR if our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could have a material adverse effect on our operations.

OWR is also, to a lesser extent, subject to various other rules and regulations such as:

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

OWR is subject to federal and state consumer protection laws including laws protecting the privacy of consumer non-public information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, OWR must provide notice to consumers of its policies on sharing non-public information with third parties, must provide advance notice of any changes to our policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of OWR’s business.

OWR’s failure to comply with any of the foregoing laws and regulations may subject OWR to fines, penalties, injunctions and/or potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for OWR to operate its business and may have a material adverse effect on OWR’s operations.

Federal and state labor regulation.

In addition to the real estate regulations discussed above, OWR is subject to federal and state regulations relating to employment and compensation practices. OWR is subject to Internal Revenue Service, Fair Labor Standards Act and state law guidelines as they apply to real estate agents, who are classified as independent contractors.

Third-party rules

In addition to governmental regulations, OWR is subject to rules established by private real estate trade organizations, including, among others, local MLSs, NAR, state Associations of REALTORS, and local Associations of REALTORS. The rules of the various MLSs to which OWR belong vary, and specify, among other things, how OWR as a broker member can use MLS listing data.

Competition

The market for residential real estate brokerage services is very competitive. Realtors compete for business primarily on the basis of services offered, reputation, personal contacts, and realtor commission. At the national level, no individual real estate brokerage firm holds more than a 3% share of the national market, and the ten largest real estate brokerage firms hold less than 6% collectively of the national market, in 2009, according to REAL Trends. However, the ten largest national brands that franchise individual brokerages accounted for a significant percentage of total brokered transaction volume, providing the potential for significant national and local influence. OWR competes with these brokerages at the local level to represent home buyers and sellers.

OWR’s larger competitors include Prudential Financial, Inc., RE/MAX International Inc. and Realogy Corporation, which owns the Century 21, Coldwell Banker, Better Homes and Gardens and ERA franchise brands, a large corporate relocation business and NRT Incorporated, the largest brokerage in the United States. NRT Incorporated owns and operates brokerages that are typically affiliated with one of the franchise brands owned by Realogy. OWR is also subject to competition from local or regional firms, as well as individual real estate agents. The smaller competing real estate brokerages include Palmer House Properties, Crown Realty and Management, Manning Properties based in Atlanta. All of these companies may have greater financial resources than OWR does, including greater marketing and technology budgets.

If competition results in lower average realtor commission rates or lower sales volume by OWR’s realtors, OWR’s revenues will be affected adversely. There is no assurance that OWR will be able to compete successfully against present or future competitors or that competitive pressures faced by OWR will not have a material adverse effect on OWR.

The management of OWR believes that the key competitive factors in the residential real estate segment include the following:

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

Intellectual Property

The Company plans to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. EZJR plans also to rely on copyright laws to protect our future computer programs and our proprietary databases.

On January 21, 2012, the Company purchased from two individuals, one of which is a shareholder of EZJR, a specific proprietary software asset that calculates an actual dollar value for the consumer’s credit score using a proprietary algorithm. From an intellectual property perspective, there is a crucial difference between computer software and an algorithm. Software is reproduced and disseminated, so it comes under copyright protection. But copyright protection is very difficult, if not impossible, for algorithms. An algorithm is something that is used; it is not meant to be copied or otherwise directly reproduced. As far as protecting an algorithm with a patent, the Company would have to register the invention with the patent office and disclose the algorithm secrets. Because of this, algorithms are often not patented. Instead, they are protected as trade secrets or confidential information. Therefore, this algorithm will be treated by the Company as a trade secret.

From time to time, OWR may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts management has taken to protect its proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm the business, the brand and reputation, and the ability to compete. Also, protecting OWR’s intellectual property rights could be costly and time consuming.

Employees

The Company currently has three employees with one currently on payroll. The Company utilizes an additional independent contractor on a part-time/as needed basis.

Properties

The Company's corporate headquarters are located at: 935 Highway 124 #215, Braselton, GA 30517. The Company does not own any real property.

RESULTS OF OPERATIONS

For the three month period ending March 31, 2012, and for the period from April 12, 2011 (inception) to March 31, 2012 the Company recognized commission revenue of $0 and $6,314, respectively and commission revenue to a related party of $0 and $24,000, respectively, for total revenues of $0 and $30,314, respectively. After commission expenses of $0 and $9,279, respectively, net commission revenues were $0 and $21,035, respectively. The Company focused its activities during the three month period ended March 31, 2012 on the merger between EZJR and OWR, the acquisition of a software platform and the commencement of the activities of its subsidiary, OW Management, Inc. (OWM). The Company believes that revenues will re-commence in the three month period ended June 30, 2012.

The Company incurred total operating expenses of $54,175 and $222,623 during the three month period ending March 31, 2012 and the period from inception to March 31, 2012, respectively. Selling costs represent payments to outside agents and were $4,473 for the three month period ended March 31, 2012 and $27,956 from inception to March 31, 2012. Selling costs – related party represent payments of $1,000 per month to an entity owned by a beneficial owner of our largest shareholder for leads for our services. Major components of general and administrative expenses during the three month period included accounting fees of $3,600, rent of $7,860 and payroll costs of $28,861. These expenses during the period from inception to March 31, 2012 included accounting costs of $52,100, rent expense of $29,116 and payroll costs of $76,438.

The Company used net cash in operations of $73,712 and $169,097 during the three month period ended March 31, 2012 and the period from inception to March 31, 2012, respectively, net cash in investing activities to purchase furniture and equipment of $12,834 during the period from inception to March 31, 2012; and generated cash of $64,013 and $194,430 from financing activities during the three month period ended March 31, 2012 and the period from inception to March 31, 2012, respectively. All of the funds generated from financing activities were from a beneficial owner of our majority shareholder.

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

Summary of product research and development that we will perform for the term of our plan of operation.

Not applicable.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of March 31, 2012, we had three employees. We are dependent upon our officers and directors for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, the Company had $12,742 of cash and $44,695 of current liabilities, including $28,383 due to related parties.

For the period from inception to March 31, 2012, the Company had only eleven revenue transactions totaling $30,314. Five of the eleven transactions, totaling $8,228, originated from client leads purchased by the Company from a related party. Of the eleven transactions, two transactions totaling $24,000 were with relatives of a beneficial owner of the majority shareholder of the Company and are presented in the financial statements under the statement of operations as related party revenue. The Company had no revenue transactions during the three month period ended March 31, 2012. For periods subsequent to March 31, 2012, management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs. The Company has depended on its shareholders to provide the liquidity required to maintain its business. To date, there is no other source of financing available to the Company and there is no assurance that required funding will continue to be available to the Company from its shareholders.

EZJR anticipates generating losses and therefore may be unable to continue operations in the future. EZJR anticipates it will require additional capital in order to grow its real estate transaction business by increasing headcount and its budget for 2012. EZJR may use a combination of equity and/or debt instruments to fund its growth strategy or enter into a strategic arrangement with a third party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company is a licensed corporate real estate broker in the state of Georgia and contracts with real estate agents to provide customer leads and broker services in return for a participatory share of commissions earned on completed real estate sales and rental transactions. The Company reports the entire commission earned from a sales or rental transaction as revenue on a gross basis. Commission Expenses as presented in the statement of operations represent the variable portion of the gross commission earned that is paid to the Company’s in-State sub-contracted agents (Note 6) who conduct the transactions. The Company recognizes revenue only when the real estate transaction has closed and all of the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) delivery has occurred or services have been rendered; iii) the fee for the arrangement is fixed or determinable; and iv) collectability is reasonably assured.

Recent Pronouncements

The Company's management has evaluated all recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended March 31, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management believes that the material weaknesses set forth in item (2) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2012, the Company issued a total of 2,102,813 shares, with a fair value of $0.08 per share, of its common stock to satisfy $168,225 debt obligations. Related party debt holders received 1,477,813 and 312,500 unregistered restricted shares as full satisfaction of $188,225 and $25,000 respectfully owed by the Company. A non-related party received 312,500 unregistered restricted shares in full satisfaction of a $25,000 note payable by the Company. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

The debt holders are sophisticated individuals. Before they received these unregistered securities, they were known to us and our management, through pre-existing business relationships, as a long standing business associates. We did not engage in any form of general solicitation or general advertising in connection with these transactions. They were provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. They acquired these securities for investment and not with a view toward distribution, acknowledging such intent to us. They understood the ramifications of their actions. The shares of common stock issued contained a legend restricting transferability absent registration or applicable exemption.

On March 21, 2012, the Company issued a total of 20,000 shares, with a fair value of $0.08 per share in exchange for consulting services to be rendered to the Company. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. The consultant was provided access to all material information, which he requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. The consultant was known to us and our management, through pre-existing business relationships, as a long standing business associate. The consultant acquired these securities for investment and not with a view toward distribution, acknowledging such intent to us. He understood the ramifications of his actions. The shares of common stock issued will contain a legend restricting transferability absent registration or applicable exemption.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Condensed Consolidated Balance Sheets at March 31, 2012 (unaudited), and December 31, 2012 (audited).

(2) Condensed Consolidated Unaudited Statements of Operations for the three-month period ended March 31, 2012, and the period from inception to March 31, 2012.

(3) Condensed Consolidated Unaudited Statement of Stockholders’ Deficit for the three-month period ended March 31, 2012, and the period from inception to March 31, 2012.

(4) Condensed Consolidated Unaudited Statements of Cash Flows for the three-month period ended March 31, 2012, and the period from inception to March 31, 2012.

(5) Notes to the financial statements.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2012

EZJR, Inc.
Registrant
By: /s/ Adam Alred
Adam Alred Director and CEO (principal executive, financial and accounting officer)