Form 10-Q
period 2012-06-30
EZJR, Inc.
filed 2012-08-20
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53810

EZJR, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0667864
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

P. O. Box 1449, Duluth GA	30096
(Address of principal executive offices)	(Zip Code)

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

As of August 20, 2012, the registrant’s outstanding common stock consisted of 10,386,563 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

EZJR

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2012

EZJR, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
Current assets:
Cash	$ 141,813	$ 22,441
Prepaid expenses	9,448	2,867
Total current assets	151,261	25,308
Furniture, equipment and software, net of accumulated depreciation of $5,459 and $1,605	68,021	11,229
Security deposit	8,805	1,700
Total assets	$ 228,087	$ 38,237

Current liabilities:
Accounts payable and accrued liabilities	$ 102,496	$ 41,118
Loan application fee liability	207,105	-
Related party payables	56,083	79,595
Deferred rent	9,223
Total current liabilities	374,907	120,713
Commitments and contingencies (Note 6)
Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $0.001 stated value, 70,000,000 shares authorized, 10,386,563 and 8,263,750 shares issued and outstanding	10,386	8,264
Additional paid-in capital	224,376	56,673
Stockholders’ deficit	(381,582)	(147,413)
Total stockholders' deficit	(146,820)	(82,476)
Total liabilities and stockholders' deficit	$ 228,087	$ 38,237

The accompanying notes are an integral part of these financial statements.

EZJR, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three-Month Period Ended June 30, 2012	For The Period From April 12, 2011 (Inception) to June 30, 2011	For The Six-Month Period Ended June 30, 2012
Service fees, net of refunds of $6,415, $0 and $6,415	$ 163,369	$ -	$ 163,369
Referral fees	393,597		393,597
Commission revenue	9,246	1,643	6,314

Total revenue	566,212	1,643	566,212

Operating expenses:
Referral expenses	117,842		117,842
Commission expenses		966
Loan application fee costs	58,905		58,905
Selling costs	385,354	9,701	389,827
Selling costs - related party	3,000	2,000	6,000
General and administrative	181,105	17,400	227,807
Total operating expenses	746,206	30,067	800,381

Net loss	$ (179,994)	$ (28,424)	$ (147,413)

Net loss per common share: Basic and diluted	$ (0.02)	$ (0.00)	$ (0.02)

Weighted average number of shares outstanding:
Basic and diluted	10,386,563	8,263,750	8,361,576

The accompanying notes are an integral part of these financial statements.

EZJR, Inc. and Subsidiaries

A Development Stage Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		For The Six-Month Period Ended June 30, 2012	For the Period From April 12, 2011 (Inception) to June 30, 2011
	Operating activities:
Net	loss	$ (234,169)	$ (28,424)
	Adjustments to reconcile net loss to net cash used by
	operating activities:
	Depreciation expense	3,854	535
	Consulting services satisfied with common shares	1,600
	Changes in operating assets and liabilities:
	Prepaid expenses	(6,581)	(4,532)
	Deposit	(7,105)
	Accounts payable and accrued liabilities	61,770	1,297
	Loan application fee liability	207,105
	Related party payables	6,000	4,113
	Deferred rent	8,831
	Net cash provided by (used in) operating activities	41,305	(27,011)

	Investing activities:
	Acquisition of property and equipment	(10,646)	(12,833)
	Net cash used in investing activities	(10,646)	(12,833)

	Financing activities:
	Proceeds from issuance of founders shares		10
	Proceeds from related party advances	106,113	21,000
	Repayment of related party advances	(17,400)	(11,050)
	Net cash provided by financing activities	88,713	43,610

	Net increase in cash	119,372	3,766
	Cash - beginning of period	22,441	-
	Cash - end of period	$ 141,813	$ 3,766

EZJR, Inc. and Subsidiaries

A Development Stage Company

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-Cash Investing and Financing Activities

Purchase of software satisfied by issuance of notes payable	$ 50,000	$ -
Note payable satisfied with issuance of common stock	$ 25,000	$ -
Related party note payable satisfied with issuance of common stock	$ 25,000	$ -
Related party payable satisfied with issuance of common stock	$ 118,225	$ -

The accompanying notes are an integral part of these financial statements.

EZJR, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

IMAGE OMITTED

1. Description of the Company

Reverse Acquisition

In January 2012, EZJR, Inc. ("Company") ("EZJR") entered into a two-step transaction with OwnerWiz Realty Inc. (“OWR”), a privately-held Georgia corporation. The first step of the transaction occurred in January 2012, when an entity owned by the shareholders of OWR acquired seven million five hundred thousand (7,500,000) shares of EZJR, approximately 95.25% of the then outstanding shares of EZJR. The second step of the transaction occurred on March 1, 2012, when EZJR, Inc., EZJR Acquisition Corporation ("Sub"), a Nevada corporation and subsidiary of EZJR and OWR, entered into a Share Exchange Agreement and Plan of Merger pursuant to which the Sub was merged with and into OWR, with OWR surviving as a wholly-owned subsidiary of the Company. The Company acquired all of the outstanding capital stock of OWR in exchange for issuing 390,000 shares of EZJR common stock which were issued to two shareholders of OWR. As the former shareholders of OWR now own over 95% of the outstanding common stock of EZJR, the transaction is recorded as a reverse merger and resulted in a recapitalization with OWR being the acquirer for accounting purposes. Accordingly, the historical financial statements are those of OWR and have been prepared to give retroactive effect to the reverse acquisition.

Exit of Development Stage

EZJR Inc. is a Nevada corporation. One of the Company's wholly-owned subsidiaries, OWR, was incorporated and began operations on April 12, 2011 in the state of Georgia. The other, OW Marketing, Inc. (“OWM”), was incorporated in Georgia on October 23, 2011 and began operations in March 2012. The Company has 70,000,000 shares of $0.001 par value common stock authorized, of which are 10,386,563 shares are issued and outstanding at June 30, 2012. The Company has elected a December 31 year-end. The Company incurred significant, recurring revenue transactions during the quarter ended June 30, 2012, and as a result, is no longer considered to be a development stage company.

EZJR, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

IMAGE OMITTED

Basis of Presentation and Use of Estimates in the Financial Statements

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. We have condensed or omitted certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. The unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2012 and the results of operations and cash flows for the three and six-month periods ended June 30, 2012 and for the period from April 12, 2011 (inception) to June 30, 2011. The results of operations for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other periods. The unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011, included in the Annual Report on Form 10-K filed with the SEC.

2. Summary of Significant Accounting Policies

Revenue Recognition

Service and Referral Fees

The Company, through its wholly owned subsidiary, OWM, operates several websites which offer users several services. These services include credit monitoring, credit repair, credit reports, rent to own real estate and real estate finance applications. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. The Company does not perform these credit related services, but rather refers the customer's information to third party companies. The Company receives referral fees from these third party credit service providers. Both of these fees are recorded as revenue when received.

Loan Application Fees

OWM has entered into a marketing agreement with SCS Private Funding (“SCS”). This agreement provides for OWM to generate loan applications for loans to be funded by SCS. The loan applications generated by OWM are generally from consumers that have had challenges with their credit and mortgage history. OWM receives a loan application fee of up to $5,000 from the prospective borrower on each transaction. After review of each application to see that minimum requirements are met, OWM sends the application along with $3,500 to SCS. None of the loans have been funded by SCS as of August 20, 2012.

EZJR, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

IMAGE OMITTED

OWM received the following number of loan applications by state, and their status, as of August 20, 2012.

	Number	Loan Status
State	of Loans	Open	Refunded
Alabama	1	1	-
Arizona	2	2	-
California	1	-	1
District of Columbia	1	-	1
Delaware	1	-	1
Florida	11	11	-
Georgia	4	4	-
Illinois	6	4	2
Indiana	2	2	-
Kentucky	1	1	-
Maine	2	2	-
Maryland	2	2	-
Michigan	5	4	1
North Carolina	3	2	1
New Jersey	1	1	-
New York	2	2	-
Ohio	2	2	-
Pennsylvania	2	2	-
South Carolina	1	1	-
Texas	3	3	-
Virginia	1	1	-
Washington	2	2	-
Total	56	49	7

In July 2012, OWM became aware that SCS had been operating in violation of a final Order to Cease and Desist dated May 29, 2012, issued by the State of Georgia Department of Banking and Finance. As a result, OWM has ceased sending loan applications to SCS and is seeking to establish relationships with other sources in connection with loan applications it has received and anticipates receiving.

OWM has recorded the total loan application fees received from each prospective borrower as a loan application fee liability until such time as (i) a refund is made to that prospective borrower or (ii) the loan regarding that borrower is funded.

EZJR, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

IMAGE OMITTED

As of June 30, 2012, the Company had received 42 loan applications totaling $207,105 in loan application fees. Of these applications, five have been issued refunds subsequent to June 30, 2012. Through June 30, 2012 the Company had remitted $49,000 to SCS. During the period from July 1, 2012 through August 15, 2012, the Company received 14 loan applications with deposits totaling $62,605. Of these, two have been issued refunds and the remaining applicants were notified that the Company could not process their applications and that the borrowers could request a refund.

Commission Revenue

The Company's wholly-owned subsidiary, OWR, is a licensed corporate real estate broker in the state of Georgia and contracts with real estate agents to provide customer leads and broker services in return for a participatory share of commissions earned on completed real estate sales and rental transactions. The Company reports the entire commission earned from a sales or rental transaction as revenue on a gross basis. Commission Expenses as presented in the statement of operations represent the variable portion of the gross commission earned that is paid to the Company’s in-State sub-contracted agents (Note 6) who conduct the transactions. The Company recognizes revenue only when the real estate transaction has closed and all of the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) delivery has occurred or services have been rendered; iii) the fee for the arrangement is fixed or determinable; and iv) collectibility is reasonably assured.

No Items of Other Comprehensive Income or Loss

The Company has no items of other comprehensive income or loss for the period from April 12, 2011 (inception) to June 30, 2012. Therefore, the net loss as presented in the Company’s Statement of Operations equals comprehensive loss.

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2012, the Company’s cash and cash equivalents were deposited in one financial institution.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Deposits at the Company's financial institution are fully insured by the Federal Deposit Insurance Corporation (FDIC).

EZJR, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

IMAGE OMITTED

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

Accounts payable are reported at their historical carrying values, which approximate their fair values based on their short-term nature.

The fair value measurements of the Company’s financial instruments at June 30, 2012 and December 31, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
June 30, 2012
Cash and cash equivalents	$141,813	-	-	$141,813
December 31, 2011
Cash and cash equivalents	$22,441	-	-	$22,441

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

Furniture and fixtures	7 years
Equipment	3 to 7 years
Leasehold improvements	Lesser of useful life or lease term
Software	5 years

EZJR, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

IMAGE OMITTED

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in equity and requires an entity to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires an entity to present on the face of the financial statements reclassification adjustments from other comprehensive income to net income. This guidance will be effective for fiscal years beginning after December 15, 2011 and must be applied retrospectively. The adoption of this guidance will not have a material impact on our financial statements.

In December 2011, the FASB issued an accounting standards update that deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The adoption of this guidance will not have a material impact on our financial statements.

In May 2011, the FASB issued an accounting standards update that clarifies and amends the existing fair value measurement and disclosure requirements. This guidance will be effective prospectively for interim and annual periods beginning after December 15, 2011, with early adoption prohibited. The adoption of this guidance will not have a material impact on our financial statements.

3. Related Party Transactions

Sales Lead Contract

The Company purchases its qualified client leads from an entity which is owned by a beneficial owner of the majority shareholder, and therefore a related party. Beginning May 1, 2011, the Company and the related party entered into a one-year agreement whereby the Company would receive a monthly minimum of 100 real estate sales leads for a fixed fee of $1,000 per month. Client lead expense was $3,000 and $6,000 for the three and six-month periods ended June 30, 2012, respectively, and $2,000 for the period from April 12, 2011 (inception) to June 30, 2011. As of June 30, 2012, all amounts payable per the agreement are unpaid and are included in the balance sheet as a Related party payable. Either party can terminate the contract by providing a 30 day notice.

EZJR, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

IMAGE OMITTED

Shareholder Advances

The Company's main source of funding during its development stage were funds advanced from a beneficial owner of its majority shareholder. A total of $26,270 and $106,113 has been advanced for the three and six-month periods ended June 30, 2012, respectively, and $21,000 for the period from April 12, 2011 (inception) to June 30, 2011. The beneficial owner of the majority shareholder was repaid $1,570 and $17,400 for the three and six-month periods ended June 30, 2012 and $11,050 for the period from April 12, 2011 (inception) to June 30, 2011. On March 21, 2012, the beneficial owner of the majority shareholder accepted 1,477,813 shares of common stock at $0.08 per share as satisfaction for then outstanding shareholder advances of $118,225. At June 30, 2012, a total of $38,038 was owed to the beneficial owner of the majority shareholder and this amount is included in Related party payables on the balance sheet.

Contributed Capital

A beneficial owner of the Company's majority shareholder contributed cash to the Company totaling $63,100 during the period from April 12, 2011 (inception) to June 30, 2012. All of the cash contributed was during 2011.

Purchase of Equipment and Furniture

On April 20, 2011, the Company purchased used computer equipment and furniture totaling $2,113 from an entity owned by a beneficial owner of the majority shareholder. This related party amount remains unpaid at June 30, 2012 and is included on the Company's balance sheet as a Related party payable.

Company Expenses Paid By Related Party on Behalf of the Company

In August 2011, a beneficial owner of the majority shareholder paid $1,682 to real estate agents contracted to performed services for the Company. These funds remain unpaid at June 30, 2012 and are included on the Company's balance sheet as a Related party payable.

Software Purchase From Related Party

On January 21, 2012, the Company purchased a software platform from two individuals, one of which is a related party of Company. The software will interact with qualified client leads to calculate an actual dollar value for the consumer's credit score, by using a proprietary comprehensive algorithm.

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

EZJR, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

IMAGE OMITTED

4. Property and Equipment

The following is a summary of property and equipment, at cost, less accumulated depreciation, at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Furniture and equipment	$ 14,033	$ 12,834
Leasehold improvements	9,447	-
Software	50,000	-
Subtotal	73,480	12,834
Less: accumulated depreciation	(5,459)	(1,605)
Net property and equipment	$ 68,021	$ 11,229

Depreciation expense related to property and equipment was $3,319 and $3,854 for the three and six-month periods ended June 30, 2012 and $535 for the period from April 12, 2011 (inception) to June 30, 2011.

5. Income Taxes

Since inception, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.

Significant components of the Company’s deferred income tax assets and liabilities at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Deferred income tax assets:
Net operating loss carryforward	$ 129,606	$ 49,989
Valuation allowance	(129,606)	(49,989)
Net deferred tax asset	$ -	$ -

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:
U.S. statutory tax rate	(34%)	(34%)
Change in valuation allowance	34%	34%
Effective income tax rate

EZJR, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

IMAGE OMITTED

6. Commitments, Contingencies and Management's Plan

Facility Lease

In April 2012, the Company entered into a lease for a new office facility. The lease began May 1, 2012 and expires June 30, 2015. The first two months of rent are free, year one calls for monthly base rent of $4,724, year two has monthly base rent of $4,866 and year three has monthly base rent of $5,014. Rent expense is recorded on the straight-line method over the term of the lease. A security deposit of $4,724 was paid upon execution of the lease. Future lease payments related to the Company’s office lease as of June 30, 2012 are as follows:

2012 (remainder of year)	$ 28,343
2013	57,536
2014	59,277
2015	30,084
Total	$ 175,240

Rent expense was $17,693 and $25,321 for the three and six-month periods ended June 30, 2012, respectively, and $5,785 for the period from April 12, 2011 (inception) to June 30, 2011.

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

EZJR, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

IMAGE OMITTED

Going Concern and Management's Plan

The Company has incurred losses from operations since inception, and as of June 30, 2012, the Company’s current liabilities exceeded its current assets by $223,646. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is seeking additional sources of financing and is continuing to implement the business plan. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Concentrations

Approximately 91% of the Company's referral fee revenue for the six-month period ended June 30, 2012 was generated from two customers. Changes with these two customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No single customer provided 10% or more of product sales service fees and commission revenue is non-recurring.

7. Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period and does not consider the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. For the period since inception to June 30, 2012, the Company has not had any dilutive common stock equivalents.

8. Equity Transactions

Founders Shares

Two individuals founded the Company in April 2011. Initial capitalization of the Company resulted in 292,500 shares of common stock being issued to one individual and 97,500 shares of common stock being issued to the other individual for total consideration of $10.

EZJR, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

IMAGE OMITTED

Share Issuances

On March 21, 2012, the Company issued a total of 2,122,813 shares, with a fair value of $0.08 per share, of its common stock to satisfy obligations as follows:

	Shares	Amount
Related party shareholder advances	1,477,813	$ 118,225
Note payable	312,500	25,000
Note payable - related party	312,500	25,000
Consulting services	20,000	1,600
Total	2,122,813	$ 169,825

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

Overview of Current Operations

EZJR, Inc. ("the Company" or “EZJR”) was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 14, 2006. The acquisition of the Company is considered to be a reverse merger transaction and a re-capitalization of the Company, and therefore all financial statements and other financial information presented is that of the Company.

OwnerWiz Realty Inc. (“OWR”) and OW Management, Inc. (“OWM”) are the Company’s wholly owned subsidiaries. OWR was incorporated April 12, 2011. OWR is a real estate company that provides service and products for first time home buyers and clients re-entering the path to home ownership representing buyers, sellers, developers and investors in all facets of real estate brokerage with a focus on serving the growing number of renters in the US. OWM commenced operations in April 2012. It operates several web sites which offer users a variety of services. These services include credit monitoring, credit repair, credit reports, rent to own real estate and real estate finance applications. OWM does not perform these credit related services, but rather refers the customer's information to third party companies.

Exit of the Development Stage

The Company incurred significant, recurring revenue transactions during the quarter ended June 30, 2012, and as a result, is no longer considered to be a development stage company.

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

OWR is also, to a lesser extent, subject to various other rules and regulations such as:

• the Gramm-Leach-Bliley Act which governs the disclosure and safeguarding of consumer financial information;

·	• various state and federal privacy laws;

·	• the USA PATRIOT Act;

• restrictions on transactions with persons on the Specially Designated Nationals and Blocked Persons list promulgated by the Office of Foreign Assets Control of the Department of the Treasury;

• federal and state “Do Not Call” and “Do Not Fax” laws;
• “controlled business” statutes, which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate providers, on the other hand; and

• the Fair Housing Act.

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

OWM’s Business

OW Marketing, Inc., operates several websites which offer users several services. These services include credit monitoring, credit repair, credit reports, rent to own real estate and real estate finance applications. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. The Company does not perform these credit related services, but rather refers the customer's information to third party companies. The Company receives referral fees from these third party credit service providers.

OWM has entered into a marketing agreement with SCS Private Funding (“SCS”). This agreement provides for OWM to generate loan applications for loans to be funded by SCS. The loan applications generated by OWM are generally from consumers that have had challenges with their credit and mortgage history. OWM generally receives a loan application fee of $5,000 from the prospective borrower on each transaction. After review of each application, OWM sends the application along with $3,500 to SCS. None of the loans have been funded as of August 15, 2012.

In July 2012, OWM became aware that SCS had been operating in violation of a final Cease and Desist order issued by the State of Georgia. OWM has ceased sending loan applications to SCS and is seeking other financing sources for the loan applications it has received and those that it expects to receive in the future.

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

From time to time, the Company may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts management has taken to protect its proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm the business, the brand and reputation, and the ability to compete. Also, protecting the Company’s intellectual property rights could be costly and time consuming.

Properties

The Company's corporate headquarters are located at: 3055 Breckenridge Blvd suite 310, Duluth, GA 30096. The Company does not own any real property.

RESULTS OF OPERATIONS

The Company commenced operations April 12, 2011, so comparative results from 2011are not applicable this quarter. Prior year results are presented for the period from April 12, 2011 (inception) to June 30, 2011. We did not recognize any revenue during the three month period ended March 31, 2012. Total revenue realized for the three and six month periods ended June 30, 2012 was $566,212 compared to $1,643 in the period from inception to June 30, 2011. Revenues in the second quarter of 2012 period resulted from the commencement of the operations of OWM and are expected to be recurring.

Total operating expenses were $746,206, $800,381 and $30,067 during the three and six month periods ending June 30, 2012 and the period from inception to June 30, 2011, respectively. Operating expenses consist of selling costs, referral fees, general and administrative, commission expenses and loan application fees.

Selling costs consist principally of payments for hosting of our websites, including labor and advertising costs and were $385,354, $389,827 and $9,701 during the three and six month periods ending June 30, 2012 and the period from inception to June 30, 2011, respectively. Related party selling costs consist of a $1,000 per month lead generation agreement with an entity that is a related party and were $3,000, $6,000 and $2,000 during the three and six month periods ending June 30, 2012 and the period from inception to June 30, 2011, respectively . Referral fees are amounts paid to outside contractors for leads sent to us which result in service fee revenue. Referral fees were $117,842 for the three and six month periods ending June 30, 2012. There were no referral fees prior to April 2012. General and administrative expenses were $181,105, $227,807 and $17,400 during the three and six month periods ending June 30, 2012 and the period from inception to June 30, 2011, respectively. Major components of general and administrative expenses during the six month period ended June 30, 2012 included accounting fees of $18,350, legal fees of $50,000 rent of $25,321, merchant fees of $24,406 and payroll costs of $58,232. The increase in all of our operating expenses resulted from increasing operations.

Loan application fees incurred during the three month period ended June 30, 2012 were the result of a marketing agreement entered into by the Company’s OWM subsidiary with SCS Private Funding (“SCS”). This agreement provides for OWM to generate loan applications for loans to be funded by SCS. The loan applications generated by OWM are generally from consumers that have had challenges with their credit and mortgage history. OWM generally receives a loan application fee of up to $5,000 from the prospective borrower on each transaction. After review of each application, OWM sends the application along with $3,500 to SCS. None of the loans have been funded as of August 20, 2012.

OWM received the following number of loan applications by state, and their status, as of August 20, 2012.

	Number	Loan Status
State	of Loans	Open	Refunded
Alabama	1	1	-
Arizona	2	2	-
California	1	-	1
District of Columbia	1	-	1
Delaware	1	-	1
Florida	11	11	-
Georgia	4	4	-
Illinois	6	4	2
Indiana	2	2	-
Kentucky	1	1	-
Maine	2	2	-
Maryland	2	2	-
Michigan	5	4	1
North Carolina	3	2	1
New Jersey	1	1	-
New York	2	2	-
Ohio	2	2	-
Pennsylvania	2	2	-
South Carolina	1	1	-
Texas	3	3	-
Virginia	1	1	-
Washington	2	2	-
Total	56	49	7

In July 2012, OWM became aware that SCS had been operating in violation of a final Cease and Desist order issued by the State of Georgia. OWM has ceased sending loan applications to SCS and is seeking other financing sources for the loan applications it has received and those that it expects to receive in the future.

The Company has recorded the total loan application fees received as a loan application fee liability until such time as a refund is made to the prospective borrower or the loan closes.

As of June 30, 2012, the Company had received 42 loan applications totaling $207,105 in loan application fees. Of these applications, five have been issued refunds subsequent to June 30, 2012. Through June 30, 2012 the Company had remitted $49,000 to SCS. During the period from July 1, 2012 through August 15, 2012, the Company received 14 loan applications with deposits totaling $62,605. Of these, two have been issued refunds and the remaining applicants were notified that the Company could not process their applications and that the borrowers could request a refund. Loan application fee costs of $58,905 for the three and six month periods ended June 30, 2012 relate to payments made to SCS Private Funding and other costs related to those applications.

The Company generated net cash from operations of $41,305 during the six month period ended June 30, 2012 compared to $27,011 used in operations during the period from inception to June 30, 2011, principally due to the loan application fees received. We have financed our operations from a beneficial owner of our majority shareholder.

Going Concern

Our ability to continue as a going concern is contingent upon the successful completion of current and additional financing arrangements and our ability to achieve and maintain profitable operations.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, the Company had $141,813 of cash, current assets of $151,261 and $374,907 of current liabilities, including $56,083 due to related parties.

The Company's main source of funding during its development stage were funds advanced from a beneficial owner of its majority shareholder. A total of $26,270 and $106,113 has been advanced for the three and six-month periods ended June 30, 2012, respectively, and $21,000 for the period from April 12, 2011 (inception) to June 30, 2011. The beneficial owner of the majority shareholder was repaid $1,570 and $17,400 for the three and six-month periods ended June 30, 2012 and $11,050 for the period from April 12, 2011 (inception) to June 30, 2011. On March 21, 2012, the beneficial owner of the majority shareholder accepted 1,477,813 shares of common stock at $0.08 per share as satisfaction for then outstanding shareholder advances of $118,225. At June 30, 2012, a total of $38,038 was owed to the beneficial owner of the majority shareholder and this amount is included in related party payables on the balance sheet.

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

Critical Accounting Policies and Estimates

Revenue Recognition:

Service and Referral Fees

The Company, through its wholly owned subsidiary OWM, operates several web sites which offer users several services. These services include credit monitoring, credit repair, credit reports, rent to own real estate and real estate finance applications. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. The Company does not perform these credit related services, but rather refers the customer's information to third party companies. The Company receives referral fees from these third party credit service providers. Both of these fees are recorded as revenue when received.

Loan Application Fees

OWM has entered into a marketing agreement with SCS Private Funding ("SCS"). This agreement provides for OWM to generate loan applications for loans to be funded by SCS. The loan applications generated by OWM are generally from consumers that have had challenges with their credit and mortgage history. OWM receives a loan application fee of up to $5,000 from the prospective borrower on each transaction. After review of each application to see that minimum requirements are met, OWM sends the application along with $3,500 to SCS. None of the loans have been funded by SCS as of August 15, 2012.

In July 2012, OWM became aware that SCS had been operating in violation of a final Order to Cease and Desist dated May 29, 2012, issued by the State of Georgia Department of Banking and Finance. As a result, OWM has ceased sending loan applications to SCS and is seeking to establish relationships with other sources in connection with loan applications it has received and anticipates receiving.

OWM has recorded the total loan application fees received from each prospective borrower as a loan application fee liability until such time as (i) a refund is made to that prospective borrower or (ii) the loan regarding that borrower is funded.

Commission Revenue

The Company's wholly-owned subsidiary OWR is a licensed corporate real estate broker in the state of Georgia and contracts with real estate agents to provide customer leads and broker services in return for a participatory share of commissions earned on completed real estate sales and rental transactions. The Company reports the entire commission earned from a sales or rental transaction as revenue on a gross basis. Commission Expenses as presented in the statement of operations represent the variable portion of the gross commission earned that is paid to the Company’s in-State sub-contracted agents (Note 6) who conduct the transactions. The Company recognizes revenue only when the real estate transaction has closed and all of the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) delivery has occurred or services have been rendered; iii) the fee for the arrangement is fixed or determinable; and iv) collectibility is reasonably assured.

Contractual Obligations

In April 2012, the Company entered into a lease for a new office facility. The lease began May 1, 2012 and expires June 30, 2015. The first two months of rent are free, year one calls for monthly base rent of $4,724, year two has monthly base rent of $4,866 and year three has monthly base rent of $5,014. Rent expense is recorded on the straight-line method over the term of the lease. A security deposit of $4,724 was paid upon execution of the lease.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended June 30, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

No shares were issued during the Quarter ending June 30, 2012.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

On or about August 5, 2012, the Company moved its headquarters from 935 Highway 124 #215, Braselton, GA 30517 to 3055 Breckenridge Blvd suite 310, Duluth, GA 30096. The Company’s new mailing address is: P. O. Box 1449, Duluth GA 30096.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Condensed Consolidated Balance Sheets at June 30, 2012 (unaudited), and December 31, 2012 (audited).

(2) Condensed Consolidated Unaudited Statements of Operations for the three-month and six-month period ended June 30, 2012, and the period from inception to June 30, 2012.

(3) Condensed Consolidated Unaudited Statements of Cash Flows for the six-month period ended June 30, 2012, and the period from inception to June 30, 2012.

(4) Notes to the financial statements.

(4) Notes to the financial statements.

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

Date: August 20, 2012

EZJR, Inc.
Registrant
By: /s/ Adam Alred
Adam Alred Director and CEO (principal executive, financial and accounting officer)