Form 10-Q
period 2012-09-30
EZJR, Inc.
filed 2012-12-17
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of December 14, 2012, the registrant’s outstanding common stock consisted of 10,386,563 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

EZJR, Inc.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2012

EZJR, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current assets
Cash	$67,726	$22,441
Prepaid expense	-	2,867
Total current assets	67,726	25,308

Furniture, Equipment and Software, Net of accumulated depreciation of $9,313 and $1,605	64,832	11,229
Security deposits	13,529	1,700
Total assets	$146,087	$38,237

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$35,816	$41,118
Loan application fee liability	238,604	-
Related party note payable	20,000	-
Related party payables	59,202	79,595
Deferred rent	8,887	-
Total current liabilities	362,509	120,713
Total Liabilities	362,509	120,713

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value,
70,000,000 shares authorized, 10,386,563
and 8,263,750 shares issued and outstanding
as of 9/30/2012 and 12/31/2011, respectively	10,387	8,264
Additional paid-in capital	224,375	56,673
Accumulated deficit	(451,184)	(147,413)
Total stockholders' deficit	(216,422)	(82,476)
Total liabilities and stockholders' deficit	$146,087	$38,237

The accompanying notes are an integral part of these consolidated financial statements

EZJR, INC.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		Nine Months	From Inception
	September 30,		Ended September 30,	(April 12, 2011) to
	2012	2011	2012	Sept. 30, 2011

REVENUES
Service fees, net of refunds of $10,559, $0, $16,974, and $0	$160,700	$-	$324,069	$-
Referral fees	312,192	-	705,789	-
Commission revenue	100	4,192	9,346	5,834
Total revenues	472,992	4,192	1,039,204	5,834

Operating Expenses:
Commission expenses	-	-	214,878	-
Loan application fee costs	-	-	58,905	-
Selling costs	462,261	15,466	746,650	26,464
Selling costs - related party	-	-	9,000	-
General and administrative	104,108	18,120	313,424	35,520
Total operating expenses	566,369	33,586	1,342,857	61,984

Other expenses
Interest expense	(118)	-	(118)	-
Total other expenses	(118)	-	(118)	-

Net loss	$(93,495)	$(29,394)	$(303,771)	$(56,150)

Net loss per share - basic	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of common
shares outstanding - basic	10,386,563	8,263,750	9,764,493	8,263,750

The accompanying notes are an integral part of these consolidated financial statements

EZJR, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine months ended
	September 30,
	2012	2011

OPERATING ACTIVITIES
Net loss	$(303,771)	$(56,150)
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Depreciation	7,709	1,070
Consulting expense-stock-based	1,600	-
Changes in operating assets and liabilities:
Prepaid expenses	2,867	-
Deposits	(11,829)	(4,200)
Accounts payable and accrued liabilities	(5,302)	2,129
Loan application liability	238,604	-
Related party payables	9,000	-
Deferred rent	8,887	-
Net cash used by operating activities	(52,235)	(57,151)

INVESTING ACTIVITIES
Purchases of fixed assets	(11,312)	(12,833)
Net Cash used by Investing Activities	(11,312)	(12,833)

FINANCING ACTIVITIES
Proceeds from related party note payable	20,000	-
Proceeds from related party advances	117,545	84,221
Repayment of related party advances	(28,713)	(11,050)
Net cash provided by financing activities	108,832	73,171

NET CHANGE IN CASH	45,285	3,187

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	22,441	-
END OF PERIOD	$67,726	$3,187

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:
Stock issued to settle related party payables	$118,225	$-
Stock issued to settle note payable	$25,000	$-
Purchase of software with note payable	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements

EZJR, Inc.

Notes to the Consolidated Financial Statements

1. Description of the Company

EZJR, Inc. ("Company") ("EZJR") is an Internet marketing company and real estate company in Georgia.

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

Exit of Development Stage

EZJR Inc. is a Nevada corporation. One of the Company's wholly-owned subsidiaries, OWR, was incorporated and began operations on April 12, 2011 in the state of Georgia. The other, OW Marketing, Inc. (“OWM”), was incorporated in Georgia on October 23, 2011 and began operations in March 2012. The Company has 70,000,000 shares of $0.001 par value common stock authorized, of which are 10,386,563 shares are issued and outstanding at September 30, 2012. The Company has elected a December 31 year-end. The Company incurred significant, recurring revenue transactions during the quarter ended June 30, 2012, and as a result, is no longer considered to be a development stage company.

EZJR, Inc.

Notes to the Consolidated Financial Statements

Basis of Presentation and Use of Estimates in the Financial Statements

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. We have condensed or omitted certain information and footnote disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) pursuant to such rules and regulations. The unaudited consolidated financial statements reflect all adjustments, which are normal and recurring, that are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2012 and the results of operations and cash flows for the three and nine-month periods ended September 30, 2012 and for the period from inception (April 12, 2011) to September 30, 2011. The results of operations for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other periods. The unaudited financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2011, included in the Annual Report on Form 10-K filed with the SEC, as well as with our interim financial statements for the quarters ending March 31 and June 30 of this year.

Going Concern and Management's Plan

The Company has incurred losses from operations since inception, and as of September 30, 2012, the Company’s current liabilities far exceed its current assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is seeking additional sources of financing and is continuing to implement the business plan. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Loan Application Fees

OWM has entered into a marketing agreement with SCS Private Funding (“SCS”). This agreement provides for OWM to generate loan applications for loans to be funded by SCS. The loan applications generated by OWM are generally from consumers that have had challenges with their credit and mortgage history. OWM receives a loan application fee of up to $5,000 from the prospective borrower on each transaction. After review of each application to see that minimum requirements are met, OWM sends the application along with $3,500 to SCS. None of the loans have been funded by SCS as of September 30, 2012.

EZJR, Inc.

Notes to the Consolidated Financial Statements

OWM received the following number of loan applications by state, and their status, as of September 30, 2012.

State	Number of Loans	Loan Status Open	Refunded	Place in Contract
Alabama	1	-	1	1
Arizona	2	2	-	-
California	-	-	-	-
District of Columbia	1	-	1	-
Delaware	1	-	1	-
Florida	11	11	-	-
Georgia	4	3	1	-
Illinois	4	3	1	-
Indiana	2	2	-	-
Kentucky	1	-	1	-
Maine	2	2	-	-
Maryland	2	2	-	-
Michigan	3	2	1	1
North Carolina	1	1	1	-
New Jersey	1	1	-	-
New York	2	2	-	-
Ohio	2	2	-	-
Pennsylvania	2	2	-	-
South Carolina	1	1	-	-
Texas	3	2	1	-
Virginia	1	1	-	-
Washington	2	2	-	-
Total	49	41	9	2

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

EZJR, Inc.

Notes to the Consolidated Financial Statements

Commission Revenue

The Company's wholly-owned subsidiary, OWR, is a licensed corporate real estate broker in the state of Georgia and contracts with real estate agents to provide customer leads and broker services in return for a participatory share of commissions earned on completed real estate sales and rental transactions. The Company reports the entire commission earned from a sales or rental transaction as revenue on a gross basis. Commission expenses as presented in the statement of operations represent the variable portion of the gross commission earned that is paid to the Company’s in-State sub-contracted agents who conduct the transactions. The Company recognizes revenue only when the real estate transaction has closed and all of the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) delivery has occurred or services have been rendered; iii) the fee for the arrangement is fixed or determinable; and iv) collectibility is reasonably assured.

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2012, the Company’s cash and cash equivalents were on deposit in federally-insured financial institutions.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Deposits at the Company's financial institutions are fully insured by the Federal Deposit Insurance Corporation (FDIC).

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

EZJR, Inc.

Notes to the Consolidated Financial Statements

Accounts payable are reported at their historical carrying values, which approximate their fair values based on their short-term nature.

The fair value measurements of the Company’s financial instruments at September 30, 2012 and December 31, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
September 30, 2012
Cash and cash equivalents	$67,726	-	-	$67,726
December 31, 2011
Cash and cash equivalents	$22,441	-	-	$22,441

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

EZJR, Inc.

Notes to the Consolidated Financial Statements

Recent Accounting Pronouncements

We have reviewed all recent accounting pronouncements and do not believe any will have a material impact on our financial statement presentation upon their adoption.

 Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period and does not consider the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. For the period since inception to date, the Company has not had any dilutive common stock equivalents.

During the (previous) quarter ended June 30, 2012, the Company engaged a law firm to assist with a new project for a fee projected to be $50,000. At that time, we recorded a liability for $50,000 and expense. During the quarter ended Sept 30, 2012, we have cancelled this project, and the law firm has agreed to release us from the liability. We have opted to record this expense, and this quarter's reversal of the expense, as an "Other Expense" item on our income statement. Neither our engagement, cancellation, or presentation decision will have any impact on our annual financial statement for 2012.

3. Related Party Transactions

Sales Lead Contract

The Company purchases its qualified client leads from an entity which is owned by a beneficial owner of the majority shareholder, and therefore a related party. Beginning May 1, 2011, the Company and the related party entered into a one-year agreement whereby the Company would receive a monthly minimum of 100 real estate sales leads for a fixed fee of $1,000 per month. All amounts payable per the agreement are unpaid, and separately identified on the face of our financial statements. Either party can terminate the contract by providing a 30 day notice.

EZJR, Inc.

Notes to the Consolidated Financial Statements

Shareholder Advances

The Company's main source of funding during its development stage has been its shareholders, who were owed $59,202 at September 30, 2012 (and $79,595 at Dec. 31, 2011). Our majority shareholder converted an additional $118,225 of loans into the Company to 1,477,813 shares of common stock at $0.08 per share earlier this year.

Contributed Capital

A beneficial owner of the Company's majority shareholder contributed cash to the Company totaling $63,100 since our inception on April 12, 2011. All of the cash contributed was during 2011.

Purchase of Equipment and Furniture

On April 20, 2011, the Company purchased used computer equipment and furniture totaling $2,113 from an entity owned by a beneficial owner of the majority shareholder. This related party amount remains unpaid and is included on the Company's balance sheet as a Related party payable.

Company Expenses Paid By Related Party on Behalf of the Company

In August 2011, a beneficial owner of the majority shareholder paid $1,682 to real estate agents contracted to performed services for the Company. These funds remain unpaid and are included on the Company's balance sheet as a Related party payable.

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

EZJR, Inc.

Notes to the Consolidated Financial Statements

4. Note Payable - Related Party

Included in our related party liability on our balance sheet is a notes payable to our largest shareholder for $20,000, which we borrowed during August 2012. The note bears interest at prime rate plus 1 percent per annum and matures on August 31, 2013. The Company has pledged 1,000,000 restricted shares as collateral for its timely performance on this note. These shares are not currently issued, but would automatically be issued to the counterparty upon our default, in settlement of our note. However, management does not believe that our default is likely.

5. Commitments, Contingencies and Management's Plan

Facility Lease

In April 2012, the Company entered into a lease for a new office facility. The lease began May 1, 2012 and expires June 30, 2015. The first two months of rent are free, year one calls for monthly base rent of $4,724, year two has monthly base rent of $4,866 and year three has monthly base rent of $5,014. Rent expense is recorded on the straight-line method over the term of the lease. A security deposit of $4,724 was paid upon execution of the lease. Future lease payments related to the Company’s office lease as of September 30, 2012 are as follows:

2012 (remainder of year)	$14,172
2013	57,536
2014	59,277
2015	30,084
Total	$ 175,240

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

EZJR, Inc.

Notes to the Consolidated Financial Statements

Employment Contracts

On October 9, 2011, the Company entered into one-year employment agreements with two individuals. One was hired as Chief Compliance Officer (CCO) and the other was with the Company's CEO to continue serving in that role. The CCO's compensation terms have not been finalized and the CEO agreement calls for the officer to receive compensation of $9,600 per month.

Concentrations

Approximately 91% of the Company's referral fee revenue for the nine-month period ended Sept 30, 2012 was generated from two customers. Changes with these two customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No single customer provided 10% or more of product sales service fees and commission revenue is non-recurring.

EZJR, Inc.

Notes to the Consolidated Financial Statements

6. Stockholders’ Equity

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

There were no issuances of stock during the three months ended September 30, 2012.

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

Overview of Current Operations

EZJR, Inc. (the “Company" or “EZJR”) was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 14, 2006. The acquisition of the Company is considered to be a reverse merger transaction and a re-capitalization of the Company, and therefore all financial statements and other financial information presented is that of the Company.

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

OWR plans to utilize a customer relationship management system to track customer profiles, which will helps OWR forecast future customer requirements and general demand for new projects. By tracking customer profiles, management plans to build an internal data base, referred to as “customer relationship management system” which will list available properties for rent and potential clients who might be interested in renting these properties with a view towards future ownership. This will allow real-time information on the status of individual customer transactions as well as available inventory by project, which enables OWR better anticipate the preferences of current and future customers. Management plans to develop customer awareness through advertising. The various advertising media to market OWR’s real estate properties and brand name, include newspapers, magazines, television, radio, e-marketing and outdoor billboards.

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

State regulation

Real estate licensing laws vary from state to state, but generally all individuals and entities acting as real estate brokers or salespersons must be licensed in the state in which they conduct business. A person licensed as a broker may either work independently or may work for another broker in the role of an associate broker, conducting business on behalf of the sponsoring broker. A person licensed as a salesperson must be affiliated with a broker in order to engage in licensed real estate brokerage activities. Generally, a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker license (although in some states the licenses are personal to individual brokers). In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. If applicable, this officer-broker is responsible for supervising the licensees and the corporation’s real estate brokerage activities within the state. Real estate licensees, whether they are brokers, salespersons, individuals or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally prescribe minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, trust fund handling, agency representation, advertising regulations and fair housing requirements.

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

OWM entered into a marketing agreement with SCS Private Funding (“SCS”). This agreement provided for OWM to generate loan applications for loans to be funded by SCS. The loan applications generated by OWM are generally from consumers that have had challenges with their credit and mortgage history. OWM generally receives a loan application fee of $5,000 from the prospective borrower on each transaction. After review of each application, OWM sends the application along with $3,500 to SCS. None of the loans have been funded as of November 20, 2012.

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

As of September 30, 2012, the Company had received 42 loan applications totaling $207,105 in loan application fees. Of these applications, five have been issued refunds subsequent to September 30, 2012. Through September 30, 2012 the Company had remitted $49,000 to SCS. During the period from July 1, 2012 through August 15, 2012, the Company received 14 loan applications with deposits totaling $62,605. Of these, two have been issued refunds and the remaining applicants were notified that the Company could not process their applications and that the borrowers could request a refund. Loan application fee costs of $58,905 for the three and six month periods ended September 30, 2012 relate to payments made to SCS Private Funding and other costs related to those applications.

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

Employees

The Company currently has approximately twenty-two employees. From time to time the Company may utilize the services of independent contractors on a part-time as needed basis.

The Company’s sole officer performs most all of the key job functions for the Company.

Properties

The Company's corporate headquarters are located at: 3055 Breckenridge Blvd., Suite 310, Duluth, GA 30096. The Company does not own any real property.

RESULTS OF OPERATIONS

The Company commenced operations April 12, 2011, so comparative results from 2011 are not applicable this quarter. Prior year results are presented for the period from inception (April 12, 2011) to September 30, 2011. Total unaudited revenue realized for the three and nine month periods ended September 30, 2012 was $472,992 and $1,039,204, respectively. Over 67% of the total revenues came from referral fees during the nine month period. The referral fees accounted for $312,192 for the three months ending September 30, 2012; and, $705,789 for the nine months ending September 30, 2012.

Approximately 91% of the Company's referral fee revenue for the nine-month period ended Sept 30, 2012 was generated from two customers. Changes with these two customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No single customer provided 10% or more of product sales service fees and commission revenue is non-recurring.

Total operating expenses were $566,369 and $1,342,857 during the three and nine month periods ending September 30, 2012, respectively. Operating expenses for the three months period ending September 30, 2012 consisted of $462,261 in selling costs and $104,108 in general and administrative costs. Operating expenses for the nine months period ending September 30, 2012 consisted of $214,878 in commission expenses, $58,905 in loan application fee costs, $746,650 in selling costs, $9,000 in selling costs – related party and $313,424 in general and administrative costs.

Selling costs consist principally of payments for hosting of our websites, including labor and advertising costs during the three and nine month periods ending September 30, 2012. Related party selling costs consist of a $1,000 per month lead generation agreement with an entity that is a related party and were $9,000 during the nine month period ending September 30, 2012. Referral fees are amounts paid to outside contractors for leads sent to us which result in service fee revenue. General and administrative expenses were $104,108 and $313,424 during the three and nine month periods ending September 30, 2012, respectively. The increase in all of our operating expenses resulted from increasing operations.

Net loss was $(93,495) or $(0.01) per share and $(303,771) or $(0.03) per share during the three and nine month periods ending September 30, 2012, respectively.

Loan application fees incurred during the three month period ended September 30, 2012 were the result of a marketing agreement entered into by the Company’s OWM subsidiary with SCS Private Funding (“SCS”). This agreement provides for OWM to generate loan applications for loans to be funded by SCS. The loan applications generated by OWM are generally from consumers that have had challenges with their credit and mortgage history. OWM generally receives a loan application fee of up to $5,000 from the prospective borrower on each transaction. After review of each application, OWM sends the application along with $3,500 to SCS. None of the loans have been funded as of November 20, 2012. OWM received the following number of loan applications by state, and their status, as of November 20, 2012.

State	Number of Loans	Loan Status Open	Refunded	Place in Contract
Alabama	1	-	1	1
Arizona	2	2	-	-
California	-	-	-	-
District of Columbia	1	-	1	-
Delaware	1	-	1	-
Florida	11	11	-	-
Georgia	4	3	1	-
Illinois	4	3	1	-
Indiana	2	2	-	-
Kentucky	1	-	1	-
Maine	2	2	-	-
Maryland	2	2	-	-
Michigan	3	2	1	1
North Carolina	1	1	1	-
New Jersey	1	1	-	-
New York	2	2	-	-
Ohio	2	2	-	-
Pennsylvania	2	2	-	-
South Carolina	1	1	-	-
Texas	3	2	1	-
Virginia	1	1	-	-
Washington	2	2	-	-
Total	49	41	9	2

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

Significant changes in the number of employees

We are dependent upon our officer/director for our future business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, the Company had $67,726 of cash, current assets of $67,726, total assets of $146,087 and $362,509 in current liabilities, including $79,202 due to related parties.

The Company's main source of funding during its development stage has been its shareholders, who were owed $79,202 at September 30, 2012 (and $79,595 at December 31, 2011). Our majority shareholder converted an additional $118,225 of loans to the Company to 1,477,813 shares of common stock at $0.08 per share earlier this year.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company is a licensed corporate real estate broker in the state of Georgia and contracts with real estate agents to provide customer leads and broker services in return for a participatory share of commissions earned on completed real estate sales and rental transactions. The Company reports the entire commission earned from a sales or rental transaction as revenue on a gross basis. Commission Expenses as presented in the statement of operations represent the variable portion of the gross commission earned that is paid to the Company’s in-State sub-contracted agents who conduct the transactions. The Company recognizes revenue only when the real estate transaction has closed and all of the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) delivery has occurred or services have been rendered; iii) the fee for the arrangement is fixed or determinable; and iv) collectibility is reasonably assured.

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

Loan Application Fees

OWM has entered into a marketing agreement with SCS Private Funding (“SCS”). This agreement provides for OWM to generate loan applications for loans to be funded by SCS. The loan applications generated by OWM are generally from consumers that have had challenges with their credit and mortgage history. OWM receives a loan application fee of up to $5,000 from the prospective borrower on each transaction. After review of each application to see that minimum requirements are met, OWM sends the application along with $3,500 to SCS. None of the loans have been funded by SCS as of November 20, 2012.

Commission Revenue

The Company's wholly-owned subsidiary, OWR, is a licensed corporate real estate broker in the state of Georgia and contracts with real estate agents to provide customer leads and broker services in return for a participatory share of commissions earned on completed real estate sales and rental transactions. The Company reports the entire commission earned from a sales or rental transaction as revenue on a gross basis. Commission Expenses as presented in the statement of operations represent the variable portion of the gross commission earned that is paid to the Company’s in-State sub-contracted agents who conduct the transactions. The Company recognizes revenue only when the real estate transaction has closed and all of the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) delivery has occurred or services have been rendered; iii) the fee for the arrangement is fixed or determinable; and iv) collectibility is reasonably assured.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2012.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended September 30, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

No shares were issued during the Quarter ending September 30, 2012.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Consolidated Balance Sheets at September 30, 2012 (unaudited), and December 31, 2012 (audited).

(2) Consolidated Unaudited Statements of Operations for the three-month period ending September 30, 2012, September 30, 2011, the nine-month period ended September 30, 2012, and the period from inception to September 30, 2012.

(3) Consolidated Unaudited Statements of Cash Flows for the nine-month period ended September 30, 2012 and September 30, 2011.

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

Date: December 14, 2012

EZJR, Inc.
Registrant
By: /s/ Adam Alred
Adam Alred Director and CEO (principal executive, financial and accounting officer)