Form 10-K
period 2012-12-31
EZJR, Inc.
filed 2013-04-16
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period Ended December 31, 2012

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53810

EZJR, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	20-0667864
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

P.O. Box 1449, Duluth, GA	30096
(Address of principal executive offices)	(Zip Code)

678-866-3414
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	o
Non-accelerated filer ☐	Smaller Reporting Company	þ
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☑

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section S 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  No 

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 15, 2013, the registrant’s outstanding common stock consisted of 10,386,563 shares, $0.001 par value. Authorized – 70,000,000 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX

 Table of Contents

EZJR, Inc.

Index to Form 10-K

For the Year Ended December 31, 2012

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Annual Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•         inability to raise additional financing for working capital and product development;

•         inability to identify internet marketing approaches;

•         deterioration in general or regional economic, market and political conditions;

•         the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•         adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

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

In this form 10-K references to "EZJR", "the Company", "we", "us", and "our" refer to EZJR, Inc.

ITEM 1. BUSINESS

History and Organization

EZJR, Inc., ("we", "us", "our", “the Company" or the "Registrant") was incorporated August 14, 2006 under the laws of the State of Nevada, as IVPSA Corporation ("IVP"). The Company was incorporated as a subsidiary of Eaton Laboratories, Inc., a Nevada corporation. The Company is a developmental stage company.

On July 25, 2008, EZJR, Inc., a Nevada corporation and IVPSA Corporation, entered into an Acquisition Agreement and Plan of Merger. Immediately upon the effectiveness of the merger, the original EZJR ceased to exist.

In January 2012, EZJR, Inc. ("Company") ("EZJR") entered into a two-step transaction with OwnerWiz Realty Inc. (“OWR”), a privately-held Georgia corporation. The first step of the transaction occurred in January 2012, when an entity owned by the shareholders of OWR and parent company of OW Marketing, Inc. (“OWM”) acquired seven million five hundred thousand (7,500,000) shares of EZJR, approximately 95.25% of the then outstanding shares of EZJR totaling 7,873,750 shares from then two major shareholders in a private transaction. The second step of the transaction occurred on March 1, 2012, when EZJR, Inc., EZJR Acquisition Corporation ("Sub"), a Nevada corporation and subsidiary of EZJR and OWR, entered into a Share Exchange Agreement and Plan of Merger "Share Exchange" pursuant to which the Sub was merged with and into OWR, with OWR surviving as a wholly-owned subsidiary of the Company. The Company acquired all of the outstanding capital stock of OWR in exchange for issuing 390,000 shares of EZJR common stock which were issued to two shareholders of OWR. Since the former shareholders of OWR owned over 95% of the outstanding common stock of EZJR upon consummation of the Share Exchange, the transaction has been recorded as a reverse merger and resulted in a recapitalization with OWR being the acquirer for accounting purposes. Accordingly, the historical financial statements are those of OWR and have been prepared to give retroactive effect to the reverse acquisition. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

Our Business

EZJR, Inc. ("Company") ("EZJR") is an Internet marketing company and real estate company in Georgia.

OwnerWiz Realty Inc. (“OWR”) is the Company’s wholly-owned subsidiary. OWR was incorporated April 12, 2011. OW Marketing, Inc. (“OWM”) is a wholly-owned subsidiary of OWR and was incorporated on October 23, 2011.

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

OWM Marketing Strategy

OWM marketing strategy is to obtain customers through a variety of websites. It generates traffic to its websites through the purchase of a variety of search engine key words for a variety of services. Visitors to the website then complete a simple form which is, in turn, forwarded to the various service providers. The Company also generates visitors to its websites through a comprehensive affiliate program whereby a network of affiliates refers customers to the Company’s websites. These affiliates are then paid a referral fee.

AGREEMENT AND TRANSACTIONS WITH SCS PRIVATE FUNDING

OWM entered into a marketing agreement with SCS Private Funding (“SCS”) in April 2012. This agreement provided for OWM to generate loan applications for loans to be funded by SCS. The loan applications generated by OWM are generally from consumers that have had challenges with their credit and mortgage history. OWM generally received a loan application fee of $5,000 from the prospective borrower on each transaction. After review of each application, OWM sent the application along with $3,500 to SCS. None of the loans were ever funded.

In July 2012, OWM became aware that SCS had been operating in violation of a final Cease and Desist order issued by the State of Georgia. OWM then ceased sending loan applications to SCS.

From April 15, 2012 to August 3, 2012 the Company received 56 loan applications totaling $274,710 in loan application fees. Of this amount $91,000 was subsequently paid to SCS on behalf of applicants. Additionally, as of December 31, 2012 a total of $96,395 had been refunded to applicants by the Company. Of that amount, $4,000 was refunded to applicants that were, in fact, paid to SCS and is the responsibility of SCS to refund. Subsequent to December 31, 2012 an additional $68,250 has been refunded to applicants.

The Company does not believe that it is legally liable for any amounts forwarded to SCS on behalf of applicants. However, from time-to-time, on a case-by-case basis the Company has refunded amounts to applicants that were paid to SCS. Regardless, it is the Company’s policy to record the total of all loan application fees it has received as a loan application fee liability until such time as a refund is made to the applicant by SCS or the Company. As of December 31, 2012 $178,315 was recorded as a loan application liability.

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

OWR’s principle business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties. During the year ended December 31, 2012 OWR did a minimal amount of business due to fiscal constraints. For the Company to execute on its business model for OWR it will require substantial cash resources which are currently unavailable.

OWR’s Business Strategy

In the real estate industry, where competition for leads is fierce and expensive, OWR plans to attract clients efficiently and effectively. As other brokerage firms adapt to evolving technologies and practices, OWR plans to differentiate itself by developing better ways to attract clients by offering them a variety of properties to rent that the client can purchase at a fixed price at a future date. OWR plans to identify these properties through newspaper advertising, established client lists and relying on MLS data. OWR wants to empower its agents with the information and tools needed to satisfy clients, work more effectively and manage costs successfully.

OWR is focused on growing its revenues by building its market share in strong and attractive markets. In doing so, OWR needs to specialize in a localized and customized approach that is tailored to meet the dynamics of each market. Management will need to organize its local management responsibilities, thus encouraging greater local independence and efficiency.

Because the competitive landscape varies by market, the growth initiatives OWR uses in each market will likely vary as well. Typically, OWR plans to engage additional independent contractor agents, to build its local referral networks, and to incentivize agents by compensating them at greater levels as their productivity increases. OWR also plans to pursue home listings business. The home listings business represents a significant revenue growth opportunity for OWR, and management plans to build a local referral network, name recognition and reputation for local knowledge and expertise to drive the growth of the home listings business market by market.

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

OWR Marketing Strategy

OWR plans to maintain a marketing and sales force for its sales projects. Management will determine the appropriate advertising and selling plan for each project. Management wants to develop public awareness through marketing and advertising as well as referrals from customers.

OWR plans to utilize a customer relationship management system to track customer profiles, which will help OWR forecast future customer requirements and general demand for new projects. By tracking customer profiles, management plans to build an internal data base, referred to as “customer relationship management system” which will list available properties for rent and potential clients who might be interested in renting these properties with a view towards future ownership. This will allow real-time information on the status of individual customer transactions as well as available inventory by project, which enables OWR to better anticipate the preferences of current and future customers. Management plans to develop customer awareness through advertising. The various advertising media to market OWR’s real estate properties and brand name, include newspapers, magazines, television, radio, e-marketing and outdoor billboards.

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

Local regulation. Local regulations govern the conduct of the real estate brokerage business. Local regulations generally require additional disclosures by the parties to a real estate transaction or their agents, or the receipt of reports or certifications, often from the local governmental authority, prior to the closing or settlement of a real estate transaction.

State regulation. Real estate licensing laws vary from state to state, but generally all individuals and entities acting as real estate brokers or salespersons must be licensed in the state in which they conduct business. A person licensed as a broker may either work independently or may work for another broker in the role of an associate broker, conducting business on behalf of the sponsoring broker. A person licensed as a salesperson must be affiliated with a broker in order to engage in licensed real estate brokerage activities. Generally, a corporation engaged in the real estate brokerage business must obtain a corporate real estate broker license (although in some states the licenses are personal to individual brokers). In order to obtain this license, most jurisdictions require that an officer of the corporation be licensed individually as a real estate broker in that jurisdiction. If applicable, this officer-broker is responsible for supervising the licensees and the corporation’s real estate brokerage activities within the state. Real estate licensees, whether they are brokers, salespersons, individuals or entities, must follow the state’s real estate licensing laws and regulations. These laws and regulations generally prescribe minimum duties and obligations of these licensees to their clients and the public, as well as standards for the conduct of business, including contract and disclosure requirements, record keeping requirements, requirements for local offices, trust fund handling, agency representation, advertising regulations and fair housing requirements.

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

Federal regulation. In addition to state regulations, several federal laws and regulations govern the real estate brokerage business. The applicable federal regulations include the federal fair housing laws and the Real Estate Settlement Procedures Act (“RESPA”) of 1974, as amended, which is administered and enforced by the Consumer Financial Protection Bureau. RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our brokerage business. RESPA and similar state laws require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services.

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

•         various state and federal privacy laws;

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

Third-party rules. In addition to governmental regulations, OWR is subject to rules established by private real estate trade organizations, including, among others, local MLSs, NAR, state Associations of REALTORS, and local Associations of REALTORS. The rules of the various MLSs to which OWR belong vary, and specify, among other things, how OWR as a broker member can use MLS listing data.

OWR Competition

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

Software Algorithm Program

On January 21, 2012, OwnerWiz, Inc. Realty, purchased from two individuals, one of whom was a shareholder of EZJR, software that calculates an actual dollar value for the consumer’s credit score using a proprietary algorithm. Based on a comprehensive analysis of the consumer’s debt, income, expenses, assets, employment and financial goals, the software converts the consumer's credit score into a tangible number that aides the consumer when choosing their most suitable course of action.

OwnerWiz Realty, Inc. issued two notes payable, each in the amount of $25,000, to each of the sellers. The notes are without collateral, bear interest at 6% per annum and were due on or before September 30, 2012.

On March 21, 2012 the Company issued 625,000 shares to the note holders in exchange for the notes.

As of December 31, 2012, the software was never received and has been written off.

Intellectual Property

The Company plans to rely on a combination of trademark, copyright, trade secret and patent laws in the United States as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. EZJR plans also to rely on copyright laws to protect our future computer programs and our proprietary databases.

ITEM 1A. RISK FACTORS

The following list describes several risk factors related to the Company:

General Risk Factors

The following risks and uncertainties may have a material adverse effect on our business, financial condition or results of operation. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. If any of the following events occur, the trading price of our common stock could decline and investors may lose all or part of their investment.

Our auditors have expressed uncertainty as to our ability to continue as a going concern.

Our independent registered public accounting firm expressed an opinion on our consolidated financial statements which include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our recurring losses and our lack of liquidity. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern may also make it more difficult for us to initiate and secure new customer relationships.

We have minimal revenues and have incurred and expect to continue to incur substantial losses.

Since inception through December 31, 2012, we have not generated sufficient revenues to achieve operating profitability. We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the year ended December 31, 2012, our net loss was $623,806 and our accumulated deficit was $751,285. Accordingly, there can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

It is difficult to evaluate the likelihood that the Company will achieve and/or maintain profitability in the future.

The Company’s ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient revenues or financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company’s ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably on a sustained basis.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds from equity financing and advances from shareholders. We expect to require substantial additional capital in the near future to develop and market new products, services and technologies. We currently do not have commitments for financing to meet our expected needs and we may not be able to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near term operations and product development, we expect that we will require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

If we borrow money to expand our business, the likelihood that investors may lose some or all of their investment may increase.

We anticipate that we may incur debt for financing our growth. Our ability to borrow funds will depend upon a number of factors, including the condition of the financial markets. If we receive debt financing, it will have priority in any liquidation over the claims of holders of our stockholders, which could increase the risk of loss of your investment in our common stock. In addition, our payment obligations with respect to any indebtedness could divert funds away from operations, marketing and product development efforts.

We may face intense competition and expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

There are many companies who will compete directly with our planned products and services. Many of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours. Additionally, there are not significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future.

Major network failures could have an adverse effect on our business.

Major equipment failures, natural disasters, including severe weather, terrorist acts, acts of war, cyber-attacks or other breaches of network or information technology security that affect third-party networks, transport facilities, communications switches, routers, microwave links, cell sites or other third-party equipment on which we rely, could cause major network failures and/or unusually high network traffic demands that could have a material adverse effect on our operations or our ability to provide service to our customers. These events could disrupt our operations, require significant resources to resolve, result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

If we experience significant service interruptions, which could require significant resources to resolve, it could result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

Our success depends upon the skills, knowledge and experience of our technical personnel, our consultants and advisors as well as our licensors and contractors. Because we operate in a highly competitive field, we rely almost wholly on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property. However, these agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Adverse changes in general economic or political conditions could adversely affect our operating results.

If we grow our business to customers located in the United States we expect to become subject to the risks arising from adverse changes in both domestic and global economic and political conditions. For example, the direction and relative strength of the United States and international economies remains uncertain due to softness in the housing markets, difficulties in the financial services sector and credit markets and continuing geopolitical uncertainties. If economic growth in the United States continues to decline then the demand for our products could decline, which would then decrease demand for our products. Any of these events would likely harm investors view of our business, our results of operations and financial condition.

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers. We do not maintain key man life insurance on any of our executive officers and directors. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

If we are unable to attract, train and retain technical and financial personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain technical and financial personnel. Recruiting and retaining capable personnel, particularly those with expertise in our chosen industries, are vital to our success. There is substantial competition for qualified technical and financial personnel, and there can be no assurance that we will be able to attract or retain our technical and financial personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

When Admaxoffers.com became the largest shareholder of EZJR, Inc. it obtained the ability to control the Company without the approval of other shareholders.

AdMaxOffers.com is the largest stockholder and beneficially owns and has the right to vote approximately 67.1% of EZJR's outstanding common stock. As a result, it will have the ability to control substantially all matters submitted to the Company’s stockholders for approval including:

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

Our shares of common stock are subject to the “Penny Stock” rules of the Securities and Exchange Commission and the trading market in our securities will be limited, which will make transactions in our stock cumbersome and may reduce the value of and investment in our stock.

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

EZJR may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

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

EZJR’s Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock. Accordingly, the board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, the board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that OWR does issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

Because EZJR has never paid dividends on its common stock and has no plans to do so, the only return on investment will come from any increase in the value of our common stock.

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

In the future, EZJR will incur incremental costs as a result of operating as a public company and management will be required to devote substantial time to compliance initiatives.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located at: 935 Highway 124 #215, Braselton, GA 30517. OWR does not own any real property.

ITEM 3. LEGAL PROCEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

EZJR, Inc. Common Stock, $0.001 par value, can be found on the OTC-Bulletin Board under the symbol: EZJR. There have been less than 1,000 shares of stock traded since it became listed. There are no assurances that a market will ever develop for the Company's stock.

Holders of Common Stock

As of December 31, 2012, there were approximately 100 holders of record of our Common Stock and 10,386,563 shares outstanding.

Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plans in place.

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

The shares were issued at $0.08 per share, the fair market value of the shares on that date.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the period ended December 31, 2011 to the current year. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

Overview of Current Operations

EZJR, Inc. was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 14, 2006. EZJR is an Internet marketing company and real estate company in Georgia.

OwnerWiz Realty Inc. (“OWR”) is the Company’s wholly-owned subsidiary and parent company of OW Marketing, Inc. (“OWM”). OWR was incorporated April 12, 2011. OWR is a real estate company that provides service and products for first time home buyers and clients re-entering the path to home ownership representing buyers, sellers, developers and investors in all facets of real estate brokerage with a focus on serving the growing number of renters in the US. OWM, a wholly-owned subsidiary of OWR, was incorporated on October 23, 2011 and commenced operations in April 2012. It operates several websites which offer users a variety of services. These services include credit monitoring, credit repair, credit reports, rent to own real estate and real estate finance applications. OWM does not perform these credit related services, but rather refers the customer's information to third party companies.  Since the launch of OWM in April 2012 the primary business of the Company is sales of products and referral revenues related to credit repair, credit monitoring and real estate referrals.

Results of Operations

The Company commenced operations April 12, 2011 through its wholly-owned subsidiary OWR. Its other wholly-owned subsidiary OWM did not commence operations until April 2012. As such comparable results between the period from inception (April 12, 2011) to December 31, 2011 to the year ended December 31, 3012 are not applicable. Total revenue for the year ended December 31, 2012 was $1,495,317 of which $14,991 was generated by OWR and $1,480,326 was generated by OWM. Approximately 70% of the total revenues came from referral fees during year. The remaining revenues were from product sales and real estate commissions. Revenues for the period from inception ( April 12, 2011) to December 31, 2011 were $30,314.

Approximately 84% of the Company's referral fee revenue for the year ended December 31, 2012 was generated from two customers. Changes with these two customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No other single customer accounted for more than 5% of referral fee revenue. No single customer provided 10% or more of product sales service fees and commission revenue is non-recurring.

Total operating expenses were $2,116,063 for the year ended December 31, 2012. Operating expenses consisted primarily of $591,472 in selling costs, $721,572 in advertising and marketing expenses and $499,412 in general and administrative costs. Selling costs consist principally of payments for hosting of our websites, including labor. Referral fees are amounts paid to outside contractors for leads sent to us which result in service fee revenue. Total operating expenses for the period from inception (April 12, 2011) to December 31, 2011 were $157,793. The increase in all of our operating expenses resulted from increasing operations.

As a result of the forgoing net loss was $623,806 or $0.07 per share for the year ended December 31, 2012 compared to a net loss of $127,479 or $0.33 per share for the period from inception (April 12, 2011) to December 31, 2011.

The Company used net cash in operations of $133,786 and $102,712 during the twelve month period ended December 31, 2012 and from inception (April 12, 2011) to December 31, 2011, respectively, net cash in investing activities amounted to $12,413 during the twelve month period ended December 31, 2012 and $12,834 for the period ended from inception (April 11, 2011) through December 31, 2011; and generated cash of $147,963 and $137,987 from financing activities during the year ended December 31, 2012 and period from April 12, 2011 (inception) to December 31, 2011, respectively. The funds generated from financing activities were from related party financing, and advances from a stockholder.

Going Concern

Since inception through December 31, 2012, we have not generated sufficient revenues to achieve operating profitability. We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the year ended December 31, 2012, our net loss was $623,806 and our accumulated deficit was $751,285. Accordingly, there can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

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

Significant changes in the number of employees

As of December 31, 2012, we had 18 employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time. Additionally, from time-to-time we rely heavily on independent contractors. Additionally, the founders of the Company provide a variety of services to the Company at no cost to the Company. At such time that the Company achieves financial stability and positive cash flow it is anticipated that the founders will become paid employees of the Company.

Liquidity and Capital Resources

As of December 31, 2012, EZJR had $24,205 in cash and cash equivalents and receivables of $15,164 and total current assets of $40,950. At the same date, EZJR had total current liabilities of $575,361, this includes: Accounts payable and accrued liabilities of $292,059, loan application fee liability of $ 178,315, and related party advances and notes of $102,788.

During the year ended December 31, 2012 the Company saw a significant increase in its revenues when compared to the prior year. However, in the absence of positive operating results, the founders of the company continued to fund the Company through advances. Subsequent to December 31, 2012 the Company has continued to experience an increase in revenues, however, there are no assurances that these increases will continue. As a result management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from product sales and services once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUUALITTATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The financial statements are included as a separate section following the signature page to the Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

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

Dismissal of Kelly & Company

On September 12, 2012 (the "Dismissal Date"), the Board of Directors of EZJR, Inc. (the "Registrant") voted to dismiss Kelly & Company, terminating its relationship as the Registrant's independent registered public accounting firm.

Kelly & Company was the independent registered public accounting firm for the Registrant from February 9, 2012 until September 12, 2012. None of Kelly & Company’s reports on the Registrant’s financial statements from February 9, 2012 through September 12, 2012, (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Kelly & Company, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which Kelly & Co served as the Registrant’s principal independent accountants.

The report of Kelly & Company on the financial statements of the Registrant as of December 31, 2011 and for the period from April 12, 2011(inception) to December 31, 2011 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, Kelly & Company’s report indicated that the Registrant was in the development stage and there was a substantial doubt as to its ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

The Registrant has provided Kelly & Company with a copy of this disclosure and has requested that Kelly & Company furnish it with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from Kelly & Company addressed to the U. S. Securities and Exchange Commission dated September 12, 2012 is filed as Exhibit 16.1 to this Current Report on Form 8-K.

Engagement of Porter Keadle Moore

On September 12, 2012 (the "Engagement Date"), the Registrant's Board of Directors approved the appointment of and engaged Porter Keadle Moore, 235 Peachtree Street, NE Suite 1800, Atlanta, Georgia 30303, as the Registrant's independent registered public accounting firm. During the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Registrant nor anyone on its behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Dismissal of Porter Keadle Moore

On December 4, 2012 (the "Dismissal Date"), the Board of Directors of EZJR, Inc. (the “Registrant” or the “Company”) approved of the dismissal of Porter Keadle Moore as the Registrant’s independent registered public accounting firm.

Since September 12, 2012 (the date on which Porter Keadle Moore has been engaged as the Registrant’s independent registered public accounting firm) Porter Keadle Moore has neither reviewed nor audited any of the financial statements of the Registrant. Therefore, no reports of Porter Keadle Moore on the Registrant’s financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles as no such reports have been prepared.

During the registrant's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Porter Keadle Moore whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Porter Keadle Moore’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The Registrant has provided Porter Keadle Moore with a copy of this disclosure and has requested that Porter Keadle Moore furnish it with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. The Registrant will file the letter requested from Porter Keadle Moore by amendment to this report when provided.

Engagement of De Joya Griffith, LLC

On December 4, 2012 (the "Engagement Date"), the Registrant's Board of Directors approved the appointment of and engaged De Joya Griffith, LLC, 2580 Anthem Village Dr., Henderson, Nevada 89052, as the Registrant's independent registered public accounting firm. During the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Registrant nor anyone on its behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A (T). CONTROLS AND PROCEDURES

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2012.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2011 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

•         lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

•         insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we will create written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Position & Offices Held

Adam Alred	32	CEO/Director

Biographies of Directors/Officers

Mr. Adam Alred, Chief Executive Officer/Director

Adam Alred currently serves as the CEO of EZJR, Inc. Mr. Alred’s career started in 2001 when he left Southern Poly University with a degree in computer engineering and joined the staff at Health Logic Systems Corporation (HLSC) in Tucker, Georgia where he began as a Web Support technician and advanced to Systems Administrator where he managed the firm's technical team and deployed the IT budget.

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

Involvement in Certain Legal Proceedings.

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our directors or executive officers:

•         any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•         any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•         being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•         being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•         any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

•         Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; and

•         Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Board of Directors

Our board of directors currently consists of one member, Mr. Alred. Our directors serve one-year terms.

Audit Committee

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

•         The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

•         The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

•         The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

•         The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

•         The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

•         The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

•         There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

•         The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended December 31, 2012, we believe Forms 3, 4 or 5 were not timely filed.

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

ITEM 11. EXECUTIVE COMPENSATION

 The following table sets forth summary compensation information for the fiscal year ended December 31, 2012 for our Chief Executive Officer, who was appointed on February 28, 2012.

Compensation

Our officer received compensation from inception (April 12, 2011) to December 31, 2012.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by OWR for the last completed fiscal year in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO).

EZJR Summary Compensation Table

Name	Principal Position	Year	Salary (1)	Bonus	Stock Awards	All Other Compensation	Total
Adam Alred	Chief Executive Officer	2012	$115,200	-0-	-0-	-0-	$115,200

(1) Adam Alred was appointed CEO on April 12, 2011. In accordance with his previous employment contract he is paid a salary of $115,200 per year. At December 31, 2012, $33,185 was due to Mr. Alred under his agreement. During 2011, Mr. Alred received a salary of $28,000 from the Company.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2012.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through December 31, 2012.

 Outstanding Equity Awards at December 31, 2012

We did not have any outstanding equity awards as of December 31, 2012.

Option Exercises for Fiscal Year-Ending December 31, 2012

There were no options exercised by our named executive officer in fiscal year ending December 31, 2012.

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

Director Compensation

We did not pay our directors any compensation, for their services as a director, during fiscal year ending December 31, 2012 or the period from inception (April 12, 2011) to December 31, 2012.

ITEM 12. SERCURITY OWNERSHIP OF CERTAN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the ownership of our common stock on April 9, 2013 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 10,386,563 shares of common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned
Directors and Executive Officers
Adam Alred, Director and Chief Executive Officer 935 Highway 124 #215, Braselton, GA 30517	500,000	4.8%
All Officers and Directors as a Group	500,000	4.8%
5% Stockholders
Richard Kaye 893 Ronda Sevilla Laguna Hills, CA 92653	1,615,250	15.5%
Brenda Zimbardi(2)P.O. Box 33 Hoschton, GA 30548	6,972,813	67.1%

(1)     Beneficial ownership has not been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)     Brenda Zimbardi, P. O. Box 33, Hoschton, GA 30548, is beneficial owner who has the ultimate voting control over 5,472,813 shares held in the name of AdMaxOffers.com and 1,500,000 shares held in an attorney’s escrow account. We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Contributed Capital

A beneficial owner of the Company's majority shareholder contributed cash to the Company totaling $63,245 since our inception on April 12, 2011. All of the cash contributed was during 2011.

Company Expenses Paid By Related Party on Behalf of the Company

In August 2011, the majority shareholder paid $1,682 to real estate agents contracted to performed services for the Company.

Purchase of Equipment and Furniture

On April 20, 2011, the Company purchased used computer equipment and furniture totaling $2,113 from an entity owned by a beneficial owner of the majority shareholder. This related party amount remains unpaid and is included on the Company's balance sheet as accounts payable.

Sales Lead Contract

The Company purchases its qualified client leads from an entity which was owned by a beneficial owner of the majority stockholder. Beginning May 1, 2011, the Company entered into a one-year agreement whereby the Company would receive a monthly minimum of 100 real estate sales leads for a fixed fee of $1,000 per month. All amounts payable per the agreement are unpaid, and separately identified on the face of our financial statements. Either party can terminate the contract by providing a 30 day notice. The agreement was extended to December 2012 upon which it expired. During the course of the agreement the Company incurred $20,000 in expenses all of which was still outstanding at December 31, 2012. The entity was sold by the stockholder to another party in July 2012 and is no longer considered a related party.

Revenue Transactions

As identified in Note 2, of the Company's eleven revenue transactions for the period from April 12, 2011 (inception) to December 31, 2011 were with relatives of the majority shareholder of the Company. The transactions resulted in $24,000 of revenue for the Company and are presented as related party revenue in the statement of operations.

Advances from Stockholders and Issuance of Common Stock

During the year ended December 31, 2012 the majority stockholder advanced the company $92,842, net of repayments. During the period from inception to December 31, 2011, the majority shareholder advanced funds to the Company for working capital needs totaling $73,050, net of repayments. On March 21, 2012 The Company issued 1,477,813 shares of its common stock in payment of advances made by its majority shareholder of $118,225.

The shareholder was owed $47,667 and $73,050 at December 31, 2012 and December 31, 2011, respectively. Additionally, during the year ended December 31, 2012 the shareholder advance the Company $55,121 in the form of a note payable

Purchase of Software from a Related Party

On January 21, 2012, the Company purchased from two individuals, one of which is a greater than 5% shareholder of the Company, software which quantifies an actual dollar value for the consumer’s credit score using a proprietary algorithm that converts the consumer's credit score into a real dollar amount based on a comprehensive analysis of the consumer's debt, expenses, assets, employment and financial goals. The consumer can use this information to consider the most suitable course of action using the software’s analytical tools. The software also enables the administrator to track and manage leads and consumer clients utilizing advanced customer relationship management software.

The Company issued two notes payable, each in the amount of $25,000, to each of the sellers. On March 21, 2012 the Company issued 625,000 shares to the note holders in exchange for the notes. As of December 31, 2012, the software was never received and has been written off.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Board of Directors Independence

The OTC Bulletin Board, on which the Company's common stock is currently traded, does not have a requirement that a majority of the Board of Directors be independent or separate independence determination requirements. The Company has one director who is not deemed to be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 9, 2012 we engaged Kelly & Company, Costa Mesa, CA to serve as our principal independent public accountant for the period from inception (April 12, 2011) to December 31, 2011. Prior to their engagement Seale and Beers, CPAs, Las Vegas, NV served as our principal independent public accountants for fiscal year ending June 30, 2011. The aggregate fees billed to us by Kelly & Company for period from inception (April 12, 2011) to December 31, 2011and the aggregate fees billed to us by prior auditors were as follows:

For Period Ended December 31, 2011
(1) Audit Fees (1)	$19,750
(2) Audit-Related Fees	$21,600
(3) Tax Fees	$1,750

On December 4, 2012 (the "Engagement Date"), the Registrant's Board of Directors approved the appointment of and engaged De Joya Griffith, LLC, 2580 Anthem Village Dr., Henderson, Nevada 89052, as the Registrant's independent registered public accounting firm. The aggregate fees billed to us or incurred by us by De Joya Grifiths, LLC for the year ended December 31, 2012 were as follows:

For Year Ended December 31, 2012
(1) Audit Fees (1)	$41,000
(2) Audit-Related Fees	-$0-
(3) Tax Fees	-$0-

As of December 31, 2012 $3,000 were payable and amounts to be billed related to the December 31, 2012 annual audit.

(1) Audit Fees include fees billed and expected to be billed for services performed as of December 31, 2012 to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

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

For the fiscal year ended December 31, 2012 and the period from inception (April 12, 2011) to December 31, 2011, there were no fees billed for professional services rendered by the Company’s independent auditors for audit-related fees, which include assistance with responding to SEC comment letters, consents, and procedures performed relating to potential acquisitions.

Tax Fees

For the year ended December 31, 2012 there were no fees billed for the preparation of corporate tax returns.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Share Exchange Agreement and Plan of Merger, dated March 1, 2012		8-K	12/31/2011	2.1	03/05/12
3.1	Articles of Incorporation		10	6/30/09	3.1	10/29/09
3.2	By-laws		10	6/30/09	3.2	10/29/09
10.1	Exclusive Option Agreement between IVPSA Corporation and the Cleveland Clinic, dated March 15, 2007		10	6/30/09	10.1	10/29/09
10.2	Extension of Exclusive Option Agreement between IVPSA Corporation and the Cleveland Clinic, dated April 14, 2008		10	6/30/09	10.1	10/29/09
10.3	Lead Generation Agreement between OwnerWiz Realty and Fulfillment Central Publishing, dated April 25, 2011		8-K/A	12/31/2011	10.3	04/20/12
10.4	Employment Agreement with Adam Alred, dated October 9, 2011		8-K/A	12/31/2011	10.4	04/20/12
10.5	Employment Agreement with Guy Arnone, dated February 29, 2012		8-K/A	12/31/2011	10.5	04/20/12
23.1	Consent of De Joya Griffith & Company, LLC of December 31, 2012 financial statements
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtesible Business Reporting Language(:
(1) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011.
(2) Consolidated Statements of Operations for the year ended December 31, 2012, and the period from April 12, 2011 (inception) to December 31, 2011.
(3) Consolidated Statements of Cash Flows for the year ended December 31, 2012, and the period from April 12, 2011 (inception) to December 31, 2011.
(4) Notes to the financial statements

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZJR, INC.

Date: April 15, 2013

/s/ Adam Alred

Name: Adam Alred

Title: President and Chief Executive Officer,

Principal Executive Officer,

Principal Financial Officer

EZJR, Inc.

DE JOYA GRIFFITH

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

EZJR , Inc.

We have audited the accompanying consolidated balance sheets of EZJR, Inc and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2012 and for the period from inception (April 12, 2011) through December 31, 2011. EZJR Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EZJR, Inc and Subsidiaries as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the year ended December 31, 2012 and for the period from inception (April 12, 2011) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

April 13, 2013

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702) 563-1600 Fax: (702) 920-8049

EZJR, INC.
Consolidated Balance Sheets
(Audited)

	December 31,	December 31,
	2012	2011
ASSETS

Current assets
Cash	$24,205	$22,441
Accounts receivables	15,164	-
Prepaid expense	-	50
Other assets	1,581	4,200
Total current assets	40,950	26,691

Furniture and equipment, net	19,514	11,229
Other assets	4,724	-
Total assets	$65,188	$37,920

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$292,059	$27,412
Loan application fee liability	178,315	-
Related party notes payable	55,121	-
Related party advances	47,667	73,050
Deferred rent-current	2,199	-
Total current liabilities	575,361	100,462

Deferred rent- non current	6,350	-
Total liabilities	581,711	100,462

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, no shares issued or outstanding
Common stock, $0.001 par value,
70,000,000 shares authorized, 10,386,563
and 390,000 shares issued and outstanding
as of December 31, 2012 and December 31, 2011,
respectively	10,387	390
Additional paid-in capital	224,375	64,547
Accumulated deficit	(751,285)	(127,479)
Total stockholders' deficit	(516,523)	(62,542)
Total liabilities and stockholders' deficit	$65,188	$37,920

The accompanying notes are an integral part of these consolidated financial statements

EZJR, INC.
Consolidated Statements of Operations
(Audited)

	For the year	From Inception
	ended	(April 12, 2011) to
	December 31,2012	December 31, 2011

REVENUES
Product sales	431,077	-
Referral fees	1,046,116	-
Commisison revenue	14,991	6,314
Commisison revenue-related party	-	24,000
Services fees	3,133	-
Total revenues	1,495,317	30,314

Operating Expenses:
Commission expenses	212,607	-
Advertising	721,572	-
Loan application fee costs	91,000	-
Selling costs	591,472	50,806
General and administrative	499,412	106,987
Total operating expenses	2,116,063	157,793

Other expenses
Interest expense	(3,060)	-
Total other expenses	(3,060)	-

Net loss	$(623,806)	$(127,479)

Net loss per share - basic	$(0.07)	$(0.33)

Weighted average number of common
shares outstanding - basic	8,604,468	390,000

The accompanying notes are an integral part of these financial statements.

EZJR, Inc
Statement of Stockholders' Deficit
From inception (April 12, 2011)
Through December 31, 2012
(Audited)
					Additional
	Preferred Stock				Paid in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, April 12, 2011 (Date of Inception)	-	$ -	-	$ -	$ -	$ -	$ -
Issuannce of OWR founders shares at $.001 par value	-	-	390,000	390	(380)	-	10
Stockholder capital contribution	-	-	-	-	64,927	-	64,927
Net loss	-	-	-	-	-	(127,479)	(127,479)
BALANCE, DECEMBER 31, 2011	-	-	390,000	390	64,547	(127,479)	(62,542)

Recapitalization of OWR resulting from reverse merger with EZJR	-	-	7,873,750	7,874	(7,874)	-	-
Issuance of common shares to satisfy related party payables	-	-	1,477,813	1,479	116,746	-	118,225
Issuance of common shares to satisfy note payable - related party	-	-	625,000	624	49,376	-	50,000
Issuance of common shares for consulting fees	-	-	20,000	20	1,580	-	1,600
Net loss	-	-	-	-	-	(623,806)	(623,806)
BALANCE, DECEMBER 31, 2012	-	-	10,386,563	$ 10,387	$ 224,375	$ (751,285)	$ (516,523)

The accompanying notes are an integral part of these financial statements.

EZJR, Inc.
Consolidated Statements of Cash Flows
(Audited)

	Year	From Inception
	Ended December 31,	(April 12, 2011) to
	2012	December 31, 2011

OPERATING ACTIVITIES
Net loss	$(623,806)	$(127,479)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	4,128	1,605
Consulting expense-stock-based	1,600	-
Software write-off-stock-based	50,000	-
Changes in operating assets and liabilities:
Prepaid expense	50	(50)
Accounts receivable	(15,164)	-
Other assets	(2,105)	(4,200)
Accounts payable and accrued liabilities	264,647	27,412
Loan application fee liability	178,315	-
Deferred rent	8,549	-
Net cash used by operating activities	(133,786)	(102,712)

INVESTING ACTIVITIES
Purchases of fixed assets	(12,413)	(12,834)
Net Cash used by Investing Activities	(12,413)	(12,834)

FINANCING ACTIVITIES
Proceeds from issuance of founders shares	-	10
Stockholder capital contribution	-	64,927
Proceeds from related party notes payable	55,121	-
Proceeds from related party advances	104,842	98,334
Repayment of related party advances	(12,000)	(25,284)
Net cash provided by financing activities	147,963	137,987

NET CHANGE IN CASH	1,764	22,441

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	22,441	-
END OF PERIOD	$ 24,205	$ 22,441

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ 2,000	$ -
Income taxes paid	$ -	$ -
Non-cash investing and financing activities:

Note payable related to software purchase satisfied with issuance of common stock	$ 50,000	$-
Stock issued to settle related party advances	$ 118,225	$-

The accompanying notes are an integral part of these financial statements.

EZJR, Inc.

Notes to the Consolidated Financial Statements

1. Description of the Company

EZJR, Inc. ("Company") ("EZJR") was incorporated on August 14, 2006 in the State on Nevada as an internet marketing and real estate company in Georgia.

Reverse Acquisition

In January 2012, EZJR, Inc. ("Company") ("EZJR") entered into a two-step transaction with OwnerWiz Realty Inc. (“OWR”), a privately-held Georgia corporation. The first step of the transaction occurred in January 2012, when an entity owned by the shareholders of OWR and parent company of OW Marketing, Inc. (“OWM”), acquired seven million five hundred thousand (7,500,000) shares of EZJR, approximately 95.25% of the then outstanding shares of EZJR totaling 7,873,750 shares from then two major shareholders in a private transaction. The second step of the transaction occurred on March 1, 2012, when EZJR, Inc., EZJR Acquisition Corporation ("Sub"), a Nevada corporation and subsidiary of EZJR and OWR, entered into a Share Exchange Agreement and Plan of Merger "Share Exchange" pursuant to which the Sub was merged with and into OWR, with OWR surviving as a wholly-owned subsidiary of the Company. The Company acquired all of the outstanding capital stock of OWR in exchange for issuing 390,000 shares of EZJR common stock which were issued to two shareholders of OWR. Since the former shareholders of OWR owned over 95% of the outstanding common stock of EZJR upon consummation of the Share Exchange, the transaction has been recorded as a reverse merger and resulted in a recapitalization with OWR being the acquirer for accounting purposes. Accordingly, the historical financial statements are those of OWR and have been prepared to give retroactive effect to the reverse acquisition.

Exit of Development Stage

EZJR Inc. is a Nevada corporation. The Company's wholly-owned subsidiary, OWR, was incorporated and began operations on April 12, 2011 in the state of Georgia. OW Marketing, Inc. (“OWM”) is a wholly-owned subsidiary of OWR and was incorporated in Georgia on October 23, 2011 and began operations in April 2012. The Company has 70,000,000 shares of $0.001 par value common stock authorized, of which are 10,386,563 shares are issued and outstanding at December 31, 2012. The Company has elected a December 31 year-end. The Company incurred significant, recurring revenue transactions during the year ended December 31, 2012, and as a result, is no longer considered to be a development stage company.

Basis of Presentation and Use of Estimates in the Financial Statements

The Company has prepared the accompanying consolidated financial statements pursuant to U.S. Generally Accepted Accounting Principles.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Going Concern and Management's Plan

Since inception through December 31, 2012, we have not generated sufficient revenues to achieve operating profitability. We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the year ended December 31, 2012, our net loss was $623,806 and our accumulated deficit was $751,285. Accordingly, there can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is seeking additional sources of financing and is continuing to implement the business plan. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

The consolidated financial statements include the accounts of the Company (a Nevada Corporation) and its subsidiary, Ownerwiz Realty, Inc. which is wholly-owned. OW Marketing, Inc. is a wholly-owned subsidiary of OW Realty, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

Loan Application Fees

OWM entered into a marketing agreement with SCS Private Funding (“SCS”) in April 2012. This agreement provided for OWM to generate loan applications for loans to be funded by SCS. The loan applications generated by OWM are generally from consumers that have had challenges with their credit and mortgage history. OWM generally received a loan application fee of $5,000 from the prospective borrower on each transaction. After review of each application, OWM sent the application along with $3,500 to SCS. None of the loans were ever funded.

In July 2012, OWM became aware that SCS had been operating in violation of a final Cease and Desist order issued by the State of Georgia. OWM then ceased sending loan applications and payments to SCS.

From April 15, 2012 to August 3, 2012 the Company received 56 loan applications totaling $274,710 in loan application fees. Of this amount $91,000 was subsequently paid to SCS on behalf of applicants. Additionally, as of December 31, 2012 a total of $96,395 had been refunded to applicants by the Company. Of that amount, $4,000 was refunded to applicants that were, in fact, paid to SCS and the responsibility of SCS. Subsequent to December 31, 2012 an additional $68,250 has been refunded to applicants.

The Company does not believe that it is legally liable for any amounts forwarded to SCS on behalf of applicants. However, from time-to-time, on a case-by-case basis the Company has refunded amounts to applicants that were paid to SCS. Regardless, it is the Company’s policy to record the total of all loan application fees it has received as a loan application fee liability until such time as a refund is made to the applicant either by SCS or the Company. As of December 31, 2012, $178,315 was recorded as a loan application liability.

Service and Product Revenues in OWM

The Company sells a variety of products on its Websites that are delivered in digital form directly to their customers. Without exception the customer pays the Company with a credit card. The revenues from the sale of these products are recorded upon receipt of the credit card payment.

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

Two of the Company's eleven revenue transactions for the period from inception (April 12, 2011) to December 31, 2011 were with relatives of the majority shareholder of the Company. The transactions resulted in $24,000 of revenue for the Company and are presented as related party revenue in the statement of operations.

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2012 and 2011, the Company’s cash and cash equivalents were on deposit in federally-insured financial institutions.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Deposits at the Company's financial institutions are fully insured by the Federal Deposit Insurance Corporation (FDIC).

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserves.

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

Accounts payable are reported at their historical carrying values, which approximate their fair values based on their short-term nature.

The fair value measurements of the Company’s financial instruments at December 31, 2012 and December 31, 2011 were as follows:

	Level 1	Level 2	Level 3	Level 4
December 31, 2012
Cash and cash equivalents	$24,205	-	-	$24,205

December 31, 2011
Cash and cash equivalents	$22,441	-	-	$22,441

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

Recent Accounting Pronouncements

The Company has evaluated recent pronouncements and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

 Income Taxes

The Company accounts for income taxes under the liability method in accordance with FASB ASC 740-10.  Under this standard, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the year in which the differences are expected to reverse.  Deferred income tax assets are reduced by a valuation allowance when the Company is unable to make the determination that it is more likely than not that some portion or all of the deferred income tax asset will be realized.

Earnings (Loss) per Share

The Company utilizes FASB ASC 260.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Stock-based compensation

The Company records stock-based compensation issued to non-employees or other external entities for goods and services at either the fair market value of the shares issued or the value of the services received, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

3. Property and Equipment

Property and equipment consists of the following:

	December 31,	December 31,
	2012	2011
Furniture and fixtures	14,033	12,834
Equipment	1,767	-
Leasehold Improvements	9,447	-
Total	25,247	12,834
Accumulated depreciation	(5,733)	(1,605)
Property and equipment, net	$ 19,514	$ 11,229

Depreciation expense for the years ended December 31, 2012 and the period from inception (April 12, 2011) to December 31 2011, was $4,128 and $1,605, respectively.

4. Related Party Transactions

Sales Lead Contract

The Company purchases its qualified client leads from an entity which was owned by a beneficial owner of the majority stockholder. Beginning May 1, 2011, the Company entered into a one-year agreement whereby the Company would receive a monthly minimum of 100 real estate sales leads for a fixed fee of $1,000 per month. All amounts payable per the agreement are unpaid, and separately identified on the face of our financial statements. Either party can terminate the contract by providing a 30 day notice. The agreement was extended to December 2012 upon which it expired. During the course of the agreement the Company incurred $20,000 in expenses all of which was still outstanding at December 31, 2012. The entity was sold by the stockholder to another party in July 2012 and is no longer considered a related party.

Shareholder Advances

During the year ended December 31, 2012 the stockholder, including the majority stockholder advanced the company $92,842, net of repayments. During the period from inception to December 31, 2011, the majority shareholder advanced funds to the Company for working capital needs totaling $73,050, net of repayments. On March 21, 2012 The Company issued 1,477,813 shares of its common stock in payment of advances made by its majority shareholder of $118,225.

The shareholders were owed $47,667 and $73,050 at December 31, 2012 and December 31, 2011, respectively. Additionally, during the year ended December 31, 2012 the majority shareholder advanced the Company $55,121 in the form of a note payable

Contributed Capital

A beneficial owner of the Company's majority stockholder contributed cash to the Company totaling $63,245 since our inception on April 12, 2011. All of the cash contributed was during 2011.

Other

In August 2011, a beneficial owner of the majority shareholder paid $1,682 to real estate agents contracted to performed services for the Company.

Purchase of Equipment and Furniture

On April 20, 2011, the Company purchased used computer equipment and furniture totaling $2,113 from an entity owned by a beneficial owner of the majority stockholder. This related party amount remains unpaid and is included on the Company's balance sheet as accounts payable. This related party was sold to another party in July 2012.

Software Purchase From Related Party

On January 21, 2012, the Company purchased from two individuals, one of which is a greater than 5% shareholder of the Company, software which quantifies an actual dollar value for the consumer’s credit score using a proprietary algorithm that converts the consumer's credit score into a real dollar amount based on a comprehensive analysis of the consumer's debt, expenses, assets, employment and financial goals. The consumer can use this information to consider the most suitable course of action using the software’s analytical tools. The software also enables the administrator to track and manage leads and consumer clients utilizing advanced customer relationship management software.

The Company issued two notes payable, each in the amount of $25,000, to each of the sellers for a total of $50,000. On March 21, 2012 the Company issued 625,000 shares to the note holders in exchange for the notes. As of December 31, 2012, the software was never received and has been written off.

5. Notes Payable - Related Party

Included in our related party liability on our balance sheet is a note payable to our largest shareholder for $21,045, including accrued interest of $331, which we borrowed during August 2012. The note bears interest at prime rate plus 1 percent per annum and matures on August 31, 2013. The Company has pledged 1,000,000 restricted shares as collateral for its timely performance on this note. These shares are not currently issued, but would automatically be issued to the counterparty upon our default, in settlement of our note. However, management does not believe that our default is likely. Also included in our related party liability on our balance sheet is another note payable to the same shareholder for $33,740 for monies advanced to the Company. The note bears interest at prime rate plus 1 percent per annum and matures on September 14, 2013. The Company has pledged 1,687,013 restricted shares as collateral for its timely performance on this note. These shares are not currently issued, but would automatically be issued to the counterparty upon our default, in settlement of our note. However, management does not believe that our default is likely.

6. Commitments, Contingencies and Management's Plan

Facility Lease

In April 2012, the Company entered into a lease for a new office facility. The lease began May 1, 2012 and expires June 30, 2015. The first two months of rent are free, year one calls for monthly base rent of $4,724, year two has monthly base rent of $4,866 and year three has monthly base rent of $5,014. Rent expense is recorded on the straight-line method over the term of the lease. A security deposit of $4,724 was paid upon execution of the lease. Future lease payments related to the Company’s office lease as of December 31, 2012 are as follows:

2013	57,536
2014	59,277
2015	30,084
Total	$ 146,897

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

Employment Contracts

On October 9, 2011, the Company entered into one-year employment agreements with two individuals. One was hired as Chief Compliance Officer (CCO) and the other was with the Company's CEO to continue serving in that role. The agreement with the CCO was subsequently terminated while the CEO agreement calls for the officer to receive compensation of $9,600 per month. At December 31, 2012 $33,185 was due and outstanding under his agreement.

Concentrations

Approximately 84% of the Company's referral fee revenue for year ended December 31, 2012 was generated from two customers. Changes with these two customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No single customer provided 10% or more of product sale service fees and commission revenue is non-recurring.

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

7. Income Taxes

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $244,890 ($37,618 in 2011) which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $699,685. The total valuation allowance is $244,890 ($37,618 in 2011). Details for the last two years follow:

At December 31,	2012	2011
Deferred tax asset	$ 244,890	$ 37,618
Valuation allowance	(244,890)	(37,618)
Net deferred asset	$ -	$ -

8. Stockholders’ Equity

Founders Shares

Two individuals founded the Company in April 2011. Initial capitalization of the Company resulted in 292,500 shares of common stock being issued to one individual and 97,500 shares of common stock being issued to the other individual for total consideration of $10.

Reverse Merger

In January 2012, EZJR, Inc. entered into a two-step transaction with OwnerWiz Realty Inc. (“OWR”), a privately-held Georgia corporation. The first step of the transaction occurred in January 2012, when an entity owned by the shareholders of OWR acquired seven million five hundred thousand (7,500,000) shares of EZJR, approximately 95.25% of the then outstanding shares of EZJR totaling 7,873,750 shares from then two major shareholders in a private transaction.   The second step of the transaction occurred on March 1, 2012, when EZJR, Inc., EZJR Acquisition Corporation, a Nevada corporation and subsidiary of EZJR and OWR, entered into a Share Exchange Agreement and Plan of Merger pursuant to which the Sub was merged with and into OWR, with OWR surviving as a wholly-owned subsidiary of the Company.  The Company acquired all of the outstanding capital stock of OWR in exchange for issuing 390,000 shares of EZJR common stock which were issued to two shareholders of OWR.

Share Issuances

On March 21, 2012, the Company issued a total of 2,122,813 shares, with a fair value of $0.08 per share, of its common stock to satisfy obligations as follows:

	Shares	Value
Related party shareholder advances	1,477,813	$ 118,225
Note payable	312,500	$ 25,000
Note payable - related party	312,500	$ 25,000
Consulting services	20,000	$ 1,600
Total	2,122,813	$ 169,825

There were no other issuances of common stock during year ended December 31, 2012.

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

9. Subsequent Events

As discussed in Note 2 to these financial statements, subsequent to December 31, 2012, the Company has refunded an additional $68,250 to applicants for amounts received by the Company related to the SCS agreement.

On April 5, 2012, the Company’s CEO signed an amendment to his employment agreement whereby he agreed that certain payments due to him under the contract may be deferred upon notification by the Company of at least one-week. Under the agreement the Company agrees to bring payments to the CEO current upon obtaining financing in excess of $500,000. Also, at the Company’s discretion 50% of such payment may be made in the form of the Company’s stock at a valuation identical to that used in the financing.