Form 10-Q
period 2013-03-31
EZJR, Inc.
filed 2013-05-20
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53810

EZJR, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0667864
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3055 Breckinridge Blvd. Suite 310, Duluth, GA 30096	30096
(Address of principal executive offices)	(Zip Code)

Telephone: 678-866-3414

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] Not Applicable[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 20, 2013, the registrant’s outstanding common stock consisted of 10,386,563 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

EZJR, Inc.

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2013

PART I Financial Information

Item 1. Financial Statements

EZJR, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

Current assets
Cash	$79,537	$24,205
Receivables	9,605	15,164
Prepaid expense	4,723	-
Other current assets	1,581	1,581
Total current assets	95,446	40,950

Furniture and equipment, net	21,736	19,514
Other assets	4,724	4,724
Total assets	$121,906	$65,188

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$336,250	$292,059
Loan application fee liability	84,815	178,315
Related party notes payable	55,692	55,121
Related party advances	32,071	47,667
Deferred rent-current	2,625	2,199
Total current liabilities	511,453	575,361

Deferred rent- non current	5,589	6,350
Total liabilities	517,042	581,711

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value,
70,000,000 shares authorized, 10,386,563
shares issued and outstanding as of March 31, 2013
and December 31, 2012, respectively	10,387	10,387
Additional paid-in capital	224,375	224,375
Accumulated deficit	(629,898)	(751,285)
Total stockholders' deficit	(395,136)	(516,523)
Total liabilities and stockholders' deficit	$121,906	$65,188

The accompanying notes are an integral part of these consolidated financial statements

EZJR, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
		(Restated)
REVENUES
Product sales	$106,867	$-
Referral fees	871,616	-
Commission revenue	2,625	-
Total revenues	981,108	-

Operating Expenses:
Commission expenses	246,921	-
Advertising	265,015	-
Selling costs	213,064	3,000
General and administrative	130,603	121,563
Total operating expenses	855,603	124,563

Other expenses
Interest expense	(4,118)	-
Total other expenses	(4,118)	-

Net income (loss)	$121,387	$(124,563)

Net income (loss) per share - basic and diluted	$0.01	$(0.01)

Weighted average number of common
shares outstanding - basic and diluted	10,386,563	8,499,618

The accompanying notes are an integral part of these consolidated financial statements

EZJR, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES		(Restated)
Net income (loss)	$121,387	$(124,563)
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Depreciation	1,568	535
Consulting expense-stock-based	-	1,600
Software write-off-stock-based	-	50,000
Changes in operating assets and liabilities:
Prepaid expense	(4,723)	(183)
Receivables	5,559	-
Accounts payable and accrued liabilities	44,191	(491)
Loan application fee liability	(93,500)	-
Deferred rent	(335)	-
Net cash provided (used) by operating activities	74,147	(73,102)

INVESTING ACTIVITIES
Purchases of fixed assets	(3,790)	-
Net cash used by investing activities	(3,790)	-

FINANCING ACTIVITIES
Proceeds from related party notes payable	571	-
Proceeds from related party advances	-	79,445
Repayment of related party advances	(15,596)	(20,882)
Net cash provided (used) by financing activities	(15,025)	58,563

NET CHANGE IN CASH	55,332	(14,539)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	24,205	22,441
END OF PERIOD	$79,537	$7,902

SUPPLEMENTAL DISCLOSURES:
Interest paid	$3,000	$-
Income taxes paid	$-	$-
Non-cash investing and financing activities:

Notes payable satisfied with issuance of common stock	$-	$50,000
Stock issued to settle related party advances	$-	$118,225

The accompanying notes are an integral part of these consolidated financial statements

EZJR, Inc.

Notes to the Consolidated Financial Statements

1. Description of the Company

EZJR, Inc. ("Company") ("EZJR") was incorporated on August 14, 2006 in the State on Nevada as an internet marketing and real estate company in Georgia. The Company assists those who have lost hope and dream of ever owning a home or owning a home again by providing a clear, step by step path on the road to home ownership.  The Company identifies sub-prime home buyers who are either currently renting or want to own a home and have been turned down at banks or finance companies and provide them tools to allow them to obtain traditional financing and ultimately achieve their dream of home ownership.

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

Going Concern and Management's Plan

From inception (April 12, 2011 through December 31, 2012, we had operating total operating losses of $751,285 and as such our independent accountants had substantial doubts about the Company’s ability to continue of a going concern. While we achieved profitability for the three months ended March 31, 2013 there are no assurances that this profit can be sustained. Furthermore, at March 31, 2013, we still had negative working capital. Additionally, management is in the process of developing an operating plan to further grow our business, however, such a plan will require additional capital financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty as a result of our financial condition at year end.

2. Summary of Significant Accounting Policies

 Basis of Presentation and Use of Estimates in the Financial Statements

The Company has prepared the accompanying consolidated financial statements pursuant to U.S. Generally Accepted Accounting Principles.

 Principles of Consolidation

The consolidated financial statements include the accounts of EZJR, Inc (a Nevada Corporation) and its subsidiary, Ownerwiz Realty, Inc., which is wholly-owned. OW Marketing, Inc. is a wholly-owned subsidiary of OW Realty, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

From April 15, 2012 to August 3, 2012 the Company received 56 loan applications totaling $274,710 in loan application fees. Of this amount $91,000 was subsequently paid to SCS on behalf of applicants. Additionally, as of March 31, 2013 a total of $189,895 had been refunded to applicants by the Company. Of that amount, $4,000 was refunded to applicants that were, in fact, paid to SCS and the responsibility of SCS. Subsequent to March 31, 2013 an additional $2,500 has been refunded to applicants.

The Company does not believe that it is legally liable for any amounts forwarded to SCS on behalf of applicants. However, from time-to-time, on a case-by-case basis the Company has refunded amounts to applicants that were paid to SCS. Regardless, it is the Company’s policy to record the total of all loan application fees it has received as a loan application fee liability until such time as a refund is made to the applicant either by SCS or the Company. As of March 31, 2013 and December 31 2012 the balances were $84,815 and $178,315, respectively.

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

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2013 and December 31, 2012, the Company’s cash and cash equivalents were on deposit in federally-insured financial institutions.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Deposits at the Company's financial institutions are fully insured by the Federal Deposit Insurance Corporation (FDIC).

Receivables

Receivables include hold-back amounts due from the Company's merchant card processor and amount to 10% of total credit sales less any allowance for doubtful returns. The Company evaluates the receivable on a regular basis for potential reserves.

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

Accounts payable are reported at their historical carrying values, which approximate their fair values based on their short-term nature.

The fair value measurements of the Company’s financial instruments at March 31, 2013 and December 31, 2012 were as follows:

	Level 1	Level 2	Level 3	Total

March 31, 2013
Cash and cash equivalents	$ 79,537	$ -	$ -	$ 79,537

December 31, 2012
Cash and cash equivalents	$ 24,205	$ -	$ -	$ 24,205

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

3. Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2013	2012
Furniture and fixtures	14,033	14,033
Equipment	5,557	1,767
Leasehold Improvements	9,447	9,447
Total	29,037	25,247
Accumulated depreciation	(7,301)	(5,733)
Property and equipment, net	$ 21,736	$ 19,514

Depreciation expense for the three months ended March 31, 2013 and 2012 was $1,568 and $535, respectively.

4. Related Party Transactions

Sales Lead Contract

The Company purchases its qualified client leads from an entity which was owned by a beneficial owner of the majority stockholder. Beginning May 1, 2011, the Company entered into a one-year agreement whereby the Company would receive a monthly minimum of 100 real estate sales leads for a fixed fee of $1,000 per month. All amounts payable per the agreement are unpaid, and separately identified on the face of our financial statements. Either party can terminate the contract by providing a 30 day notice. The agreement was extended to December 2012 upon which it expired. During the course of the agreement the Company incurred $20,000 in expenses all of which were still outstanding at March 31, 2013. The entity was sold by the stockholder to another party in July 2012 and is no longer considered a related party.

Shareholder Advances

During the three month period ended March 31, 2013, the Company repaid $15,596 of the $47,667 related party advances outstanding as of December 31, 2012. As of March 31, 2013, there were $32,071 in related party advances outstanding.

Notes Payable - Related Party

Included in our related party liability on our balance sheet is a note payable to our largest shareholder for $21,594, including accrued interest of $494, which we borrowed during August 2012. The note bears interest at prime rate plus 1 percent per annum and matures on August 31, 2013. The Company has pledged 1,000,000 restricted shares as collateral for its timely performance on this note. These shares are not currently issued, but would automatically be issued to the counterparty upon our default, in settlement of our note. However, management does not believe that our default is likely. Also included in our related party liability on our balance sheet is another note payable to the same shareholder for $34,098 for monies advanced to the Company including accrued interest of $358 which was incurred during the three months ended March 31, 2013. The note bears interest at prime rate plus 1 percent per annum and matures on September 14, 2013. The Company has pledged 1,687,013 restricted shares as collateral for its timely performance on this note. These shares are not currently issued, but would automatically be issued to the counterparty upon our default, in settlement of our note. However, management does not believe that our default is likely.

For the three months ended March 31, 2013 interest expense was $4,118 of which $571 was to a related party.

5. Commitments, Contingencies and Management's Plan

Facility Lease

In April 2012, the Company entered into a lease for a new office facility. The lease began May 1, 2012 and expires June 30, 2015. The first two months of rent are free, year one calls for monthly base rent of $4,724, year two has monthly base rent of $4,866 and year three has monthly base rent of $5,014. Rent expense is recorded on the straight-line method over the term of the lease. A security deposit of $4,724 was paid upon execution of the lease. Future lease payments related to the Company’s office lease as of March 31, 2013 are as follows:

2013	$ 43,368
2014	59,280
2015	30,084
Total	$ 132,732

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

Employment Contracts

On October 9, 2011, the Company entered into one-year employment agreements with two individuals. One was hired as Chief Compliance Officer (CCO) and the other was with the Company's CEO to continue serving in that role. The agreement with the CCO was subsequently terminated while the CEO agreement calls for the officer to receive compensation of $9,600 per month. At March 31, 2013 and December 31, 2012, $50,877 and $33,185 was due and outstanding under his agreement, respectively.

Concentrations

Approximately 98% of the Company's referral fee revenue for three months ended March 31, 2013 and March 31, 2012, respectively, was generated from three customers. Changes with these three customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No single customer provided 10% or more of product sale service fees and commission revenue is non-recurring. There were no referral fee revenues for the three months ended March 31, 2012.

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

6. Income Taxes

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset at March 31, 2013 is $202,404 ($244,890 at December 31, 2012) which is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $578,298. The total valuation allowance at March 31, 2013 is $201,855 ($244,890 at December 31, 2012), the income tax provision during the three month period ended March 31, 2013 of $42,486 has been netted against the deferred tax asset. The detailed balances are as follows:

	March 31,	December 31,
	2013	2012
Deferred tax asset	$ 202,404	$ 244,890
Valuation allowance	(202,404)	(244,890)
Net deferred asset	$ -	$ -

7. Stockholders’ Equity

There was no share issuances of common stock during the three month period ended March 31, 2013.

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

8. Restatement

The Company is restating its consolidated statements of operations and statements of cash flows for the three months ended March 31, 2012. The restatements below are due to the write-off of software that was originally reported as capitalized, accrual of additional expenses, for the period, net of certain reductions, and various reclassifications among accounts.

The following tables summarize the corrections on each of the affected financial statements:

Statement of Operations for the Three-months Ended March 31, 2012
Line Item	Originally Reported	Restatement Adjustment	Correct Amount
Selling costs	$ 4,473	$ (4,473)	$ 3,000
General and administrative	46,702	74,861	121,563
Total operating expense	54,175	70,388	124,563
Net Loss	$ (54,175)	$ (70,388)	$ (124,563)

Statement of Cash Flows for the Three-Months Ended March 31, 2012
Line Item	Originally Reported	Restatement Adjustment	Correct Amount
Net loss	$ (54,175)	$ (70,388)	$ (124,563)
Depreciation	535	-	535
Consulting expense-stock-based	1,600	-	1,600
Software write-off-stock-based	-	50,000	50,000
Prepaid expense	134	(317)	(183)
Accounts payable and accrued liabilities	(21,806)	21,315	(491)
Net cash used in operating activities	(73,712)	610	(73,102)
Proceeds from related party	79,843	(398)	79,445
Repayment of related party advances	(15,830)	(5,052)	(20,882)
Net cash provided by financing activities	64,013	(5,450)	58,563
Net change cash	(9,699)	(4,840)	(14,539)
Cash and equivilents at the end of the period	$ 12,742	$ (4,840)	$ 7,902

9. Subsequent Events

As discussed in Note 2 to these financial statements, subsequent to March 31, 2013, the Company has refunded an additional $2,500 to applicants for amounts received by the Company related to the SCS agreement.

On April 5, 2013, the Company’s CEO signed an amendment to his employment agreement whereby he agreed that certain payments due to him under the contract may be deferred upon notification by the Company of at least one-week. Under the agreement the Company agrees to bring payments to the CEO current upon obtaining financing in excess of $500,000. Also, at the Company’s discretion 50% of such payment may be made in the form of the Company’s stock at a valuation identical to that used in the financing.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates.

Forward-Looking Statements

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

The following discussion and analysis compares our results of operations for the three months ended March 31, 2013 and 2012. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the Company’s Form 10-K filed with the Securities and Exchange Commission on April 21, 2013.

Our Business

We assist those who have lost hope and dreams of ever owning a home or owning a home again by providing a clear, step-by-step path on the road to home ownership.  We identify sub-prime home buyers who are either currently renting or want to own a home and have been turned down at banks or finance companies and provide them tools to allow them to obtain traditional financing and ultimately achieve their dream of home ownership.

Overview of Current Operations

EZJR, Inc. ("Company") ("EZJR") is an Internet marketing company and real estate company in Georgia.

OwnerWiz Realty, Inc. (“OWR”) is the Company’s wholly-owned subsidiary. OWR was incorporated April 12, 2011. OW Marketing, Inc. (“OWM”) is a wholly-owned subsidiary of OWR and was incorporated on October 23, 2011.

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

OWR’s principle business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties. During the year ended December 31, 2012 and the quarter ended March 31, 2013, OWR did a minimal amount of business due to fiscal constraints. For the Company to execute on its business model for OWR it will require substantial cash resources which are currently unavailable.

Results of Operations

The Company commenced operations April 12, 2011 through its wholly-owned subsidiary OWR. Its other wholly-owned subsidiary OWM did not commence operations until April 2012. As such comparable results for the three months ended March 31, 2013 and March 31, 2012 are not applicable. Total revenues for the three months ended March 31, 2013 was $981,108, of which $978,483 was generated by OWM and $2,625 was generated by OWR. Approximately 89% of the total revenues came from referral fees during the quarter. There were no revenues for the period ended March 31, 2012.

Approximately 98% of the Company's referral fee revenue for the three ended March 31, 2013 was generated from three customers. Changes with these three customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No other single customer accounted for more than 5% of referral fee revenue. No single customer provided 10% or more of product sales service fees. Commission revenue of $2,625 resulted from three transactions and is non-recurring.

Total operating expenses were $855,603 for the three months ended March 31, 2013. Operating expenses consisted of $246,921 in commission expenses, $265,015 in advertising expenses, $213,064 in selling costs and $130,603 in general and administrative costs. Commission expenses are amounts paid to outside contractors for leads sent to us which result in service fee revenue. Selling costs consist principally of payments for hosting of our websites, including labor. Total operating expenses for the three months ended March 31, 2012 were $124,563. The increase in all of our operating expenses resulted from the increasing operations of the Company.

For the three months ended March 31, 2013 interest expense was $4,118 of which $571 was to a related party.

As a result of the forgoing net income was $121,387 or $0.01 per share for the three months ended March 31, 2013 compared to a net loss of $124,563 or $0.01 per share for the three month period ended March 31, 2012.

The Company generated net cash from operations of $74,147 for the three months ended March 31, 2013 primarily as a result of the increase in net income and increases in accounts payable and accrued liabilities partially offset by payments of loan application liabilities. Additionally, the Company used cash in financing activities of $15,025, which was primarily the result of $15,596 in repayments of related party advances during the period. Net cash used by operating activities was $73,102 for the three months ended March 31, 2012 primarily as a result of an operating loss and reductions of accounts payable and accrued liabilities partially offset by non-cash expense related to the write-off of software. Additionally, net cash provided by financing activities was $58,563, which was as a result of the net proceeds from related party advances.

Going Concern

From inception (April 12, 2011) through December 31, 2012, we had total operating losses of $751,285 and as such our independent accountants had substantial doubts about the Company’s ability to continue of a going concern. While we achieved profitability for the three months ended March 31, 2013 there are no assurances that this profit can be sustained. Furthermore, at March 31, 2013 we still had negative working capital. Additionally, management is in the process of developing an operating plan to further grow our business, however, such a plan will require additional capital financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty as a result of our financial condition at year end.

Liquidity and Capital Resources

As of March 31, 2013, we had $79,537 in cash and cash equivalents and receivables of $9,605 and total current assets of $95,446. At the same date, we had total current liabilities of $511,453, including accounts payable and accrued liabilities of $336,250, loan application fee liability of $ 84,815, and related party advances and notes of $87,763.

During the three months ended March 31, 2013 we saw a significant increase in our revenues when compared to the prior quarter and the comparable period in 2012. Subsequent to March 31, 2013 the Company has continued to experience an increase in revenues, however, there are no assurances that these increases will continue. Additionally as of March 31, 2013 we had a negative working capital of $416,007. As a result we intend to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer, who is also the sole member of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2013.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2012 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three months ended March 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

 Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

The Company is restating its March 31, 2012 consolidated balance sheet, statement of operations and statement of cash flows. The Company is also restating the tables and notes to the tables disclosed in Form 8-K/A, Item 4.02 filed on April 29, 2013. The restatements are due to the write-off of $50,000 of software that was originally reported as capitalized and to reflect the correct amount of expenditures during the period related to audit fees. Additionally, the balance of cash was restated to reflect the proper cut-off date.

ITEM 6. EXHIBITS

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(1) Consolidated Balance Sheets at March 31, 2013, and December 31, 2012 (unaudited)

(2) Consolidated Statements of Operations for the three-month periods ended March 31, 2013 and March 31, 2012 (unaudited).

(3) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2013 and March 31, 2012(unaudited).

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

Date: May 20, 2013

EZJR, Inc.
Registrant
By: /s/ Adam Alred
Adam Alred Director and CEO (principal executive, financial and accounting officer)