Form 10-Q
period 2013-06-30
EZJR, Inc.
filed 2013-08-14
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 15, 2013, the registrant’s outstanding common stock consisted of 13,164,576 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

EZJR, Inc.

Index to Form 10-Q

For the Period Ended June 30, 2013

EZJR, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS

Current assets
Cash	$39,519	$24,205
Receivables	48,219	15,164
Prepaid expense	4,723	-
Other current assets	1,581	1,581
Total current assets	94,042	40,950

Furniture and equipment, net	20,115	19,514
Other assets	7,574	4,724
Total assets	$121,731	$65,188

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$310,119	$292,059
Loan application fee liability	79,315	178,315
Related party notes payable	1,100	55,121
Related party advances	59,166	47,667
Deferred rent-current	3,051	2,199
Total current liabilities	452,751	575,361

Deferred rent- non current	4,826	6,350
Total liabilities	457,577	581,711

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value,
70,000,000 shares authorized, 13,164,576 and 10,386,563
shares issued and outstanding as of June 30, 2013
and December 31, 2012, respectively	13,165	10,387
Additional paid-in capital	15,720,171	224,375
Accumulated deficit	(16,069,182)	(751,285)
Total stockholders' deficit	(335,846)	(516,523)
Total liabilities and stockholders' deficit	$121,731	$65,188

The accompanying notes are an integral part of these consolidated financial statements

EZJR, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
REVENUES
Product sales	$85,845	$168,271	$192,712	$168,271
Referral fees	644,747	393,597	1,516,363	393,597
Commission revenue	400	9,246	3,025	9,246
Total revenues	730,992	571,114	1,712,100	571,114

Operating Expenses:
Commission expenses	227,355	117,842	474,276	117,842
Advertising	291,562	163,587	556,577	163,587
Loan application fee expense	-	58,905	-	58,905
Selling costs	169,215	222,550	382,279	222,550
General and administrative	137,464	213,204	268,067	334,767
Total operating expenses	825,596	776,088	1,681,199	897,651

Income (loss) from operations	(94,604)	(204,974)	30,901	(326,537)

Other expenses
Interest expense	(15,344,680)	-	(15,348,798)	-
Total other expenses	(15,344,680)	-	(15,348,798)	-

Net loss	$(15,439,284)	$(204,974)	$(15,317,897)	$(326,537)

Net loss per share - basic	$(1.36)	$(0.02)	$(1.41)	$(0.03)

Weighted average number of common
shares outstanding - basic	11,341,710	10,386,563	10,866,775	9,448,303

The accompanying notes are an integral part of these consolidated financial statements

EZJR, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES		(Restated)
Net loss	$(15,317,897)	$(326,537)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	3,189	1,354
Consulting expense-stock-based	-	1,600
Software write-off-stock-based	-	50,000
Non-cash interest expense related to issuance of common stock in exchange for cancellation of demand notes	15,343,983	-
Changes in operating assets and liabilities:
Prepaid expenses	(4,723)	(9,398)
Receivables	(33,055)	(9,007)
Other assets	(2,850)	(2,105)
Accounts payable and accrued liabilities	18,631	80,395
Loan application fee liability	(99,000)	211,210
Deferred rent	(673)	9,222
Net cash provided (used) by operating activities	(92,395)	6,734

INVESTING ACTIVITIES
Purchases of fixed assets	(3,790)	(10,646)
Net cash used by investing activities	(3,790)	(10,646)

FINANCING ACTIVITIES
Proceeds from sale of common stock	100,000	-
Proceeds from related party advances	27,095	155,875
Repayment of related party advances	(15,596)	(51,567)
Net cash provided by financing activities	111,499	104,308

NET CHANGE IN CASH	15,314	100,396

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	24,205	22,441
END OF PERIOD	$39,519	$122,837

SUPPLEMENTAL DISCLOSURES:
Interest paid	$4,814	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Notes payable satisfied with issuance of common stock	$-	$50,000
Stock issued to settle related party notes payable	$54,592	$-
Stock issued to settle related party advances	$-	$118,225

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

Going Concern and Management's Plan

From inception (April 12, 2011) through June 30, 2013, we had a accumulated deficit of $16,069,182 and as such our independent accountants have substantial doubts about the Company’s ability to continue as a going concern. While we have income from operations of $30,901 for the six months ended June 30, 2013 there are no assurances that this profit can be sustained. Furthermore, at June 30, 2013, we still had negative working capital. Additionally, management is in the process of developing an operating plan to further grow our business, however, such a plan will require additional capital financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty as a result of our financial condition at quarter end.

2. Summary of Significant Accounting Policies

 Basis of Presentation

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

The Company does not believe that it is legally liable for any amounts forwarded to SCS on behalf of applicants. However, from time-to-time, on a case-by-case basis the Company has refunded amounts to applicants that were paid to SCS. Regardless, it is the Company’s policy to record the total of all loan application fees it has received as a loan application fee liability until such time as a refund is made to the applicant either by SCS or the Company. As of June 30, 2013 and December 31 2012 the balances were $79,315 and $178,315, respectively.

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

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2013 and December 31, 2012, the Company’s cash and cash equivalents were on deposit in federally-insured financial institutions.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Deposits at the Company's financial institutions are fully insured by the Federal Deposit Insurance Corporation (FDIC).

Receivables

Receivables include hold-back amounts due from the Company's merchant card processor and amount to 10% of total credit sales less any allowance for doubtful returns and amounts due to the Company for services rendered during the six month period ended June 30, 2013. The Company evaluates the receivable on a regular basis for potential reserves.

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

Accounts payable are reported at their historical carrying values, which approximate their fair values based on their short-term nature.

The fair value measurements of the Company’s financial instruments at June 30, 2013 and December 31, 2012 were as follows:

	Level 1	Level 2	Level 3	Total

June 30, 2013
Cash	$ 39,519	$ -	$ -	$ 39,519

December 31, 2012
Cash	$ 24,205	$ -	$ -	$ 24,205

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

3. Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2013	2012
Furniture and fixtures	14,033	14,033
Equipment	5,557	1,767
Leasehold Improvements	9,447	9,447
Total	29,037	25,247
Accumulated depreciation	(8,922)	(5,733)
Property and equipment, net	$ 20,115	$ 19,514

Depreciation expense for the three and six months ended June 30, 2013 was $1,568 and $3,189, respectively. Depreciation expense for the three and six months ended June 30, 2012 was $535 and $1,354, respectively.

4. Related Party Transactions

Sales Lead Contract

The Company purchases its qualified client leads from an entity which was owned by a beneficial owner of the majority stockholder. Beginning May 1, 2011, the Company entered into a one-year agreement whereby the Company would receive a monthly minimum of 100 real estate sales leads for a fixed fee of $1,000 per month. All amounts payable per the agreement are unpaid, and separately identified on the face of our financial statements. Either party could terminate the contract by providing a 30 day notice. The agreement was extended to December 2012 upon which it expired. During the course of the agreement the Company incurred $20,000 in expenses. In September 2012 the Company issued a Demand Promissory to satisfy these expenses. On June 4, 2013 the Company issued 1,000,000 shares of unregistered restricted common shares to satisfy and cancel these outstanding notes. The entity was sold by the stockholder to another party in July 2012 and is no longer considered a related party.

Shareholder Advances

During the three and six month period month period ended June 30, 2013, the Company repaid $15,596 of the $47,667 related party advances outstanding as of December 31, 2012. As of June 30, 2013, there was $59,166 in related party advances outstanding.

Notes Payable - Related Party

At December 31, 2012, we had a related party liability of $55,121. The liability consisted of two Demand Promissory Notes Payable for $20,000 and $33,740 plus accrued interest. The Company had pledged 1,000,000 and 1,687,013, respectively of unregistered restricted shares as collateral for the timely performance on this note. However, on June 4, 2013, the Company only issued 2,678,013 unregistered restricted shares of common stock at the request of the Note Holder in exchange for principal debt and its unpaid interest on the two outstanding Demand Promissory Notes. At the time of the payment, the fair market value of the common stock issued was $15,398,575, based on the trading price on $5.75 per share on May 30, 2013, the date of the demand for payment. The difference between the amounts of the Demand Promissory Notes and the fair market value of the stock was booked as a non-cash interest expense of $15,343,983.

For the three and six months ended June 31, 2013 interest expense was $15,344,680 and $15,348,798, respectively, including the non-cash interest described above.

As of June 30, 2013, the amount due to this related party is $1,100.

5. Commitments, Contingencies and Management's Plan

Facility Lease

In April 2012, the Company entered into a lease for a new office facility. The lease began May 1, 2012 and expires June 30, 2015. The first two months of rent are free, year one calls for monthly base rent of $4,724, year two has monthly base rent of $4,866 and year three has monthly base rent of $5,014. Rent expense is recorded on the straight-line method over the term of the lease. A security deposit of $4,724 was paid upon execution of the lease. Future lease payments related to the Company’s office lease as of June 30, 2013 are as follows:

2013	$ 29,196
2014	59,280
2015	30,084
Total	$ 118,560

Additionally, in accordance with the lease the Company is required to pay its pro rata share of “common area maintenance” estimated to by approximately $1,300 per month. The Company has recorded $36,665 and $27,821 in rent expense for the six months ended June 30, 2013 and 2012, respectively.

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

At June 30, 2013 and December 31, 2012, $59,722 and $33,185 was due and outstanding under his agreement, respectively.

Concentrations

For three and six months ended June 30, 2013 approximately 99.3% and 98.4%, respectively of the Company's referral fee revenue was generated from three customers. Changes with these three customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No single customer provided 10% or more of product sale service fees and commission revenue is non-recurring. For the three and six months ended June 30, 2012 approximately 97.6% of the Company's referral fee revenue was generated from three customers.

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

7. Stockholders’ Equity

Issuance of Common stock

During the three and six months ended June 30, 2013 the Company sold 100,000 shares of restricted common stock for $1.00 per share. Additionally, as discussed in Note 4 to these financial statements, the Company issued 2,678,013 unregistered restricted shares of common stock a related party in exchange for principal debt and its unpaid interest on the two outstanding Demand Promissory Notes totaling $54,592 including accrued interest. At the time of the issuance, the fair market value of the common stock issued was $15,398,575, based on the trading price on $5.75 per share on May 30, 2013, the date of the demand for payment. The difference between the amounts of the Demand Promissory Notes and the fair market value of the stock was booked as a non-cash interest expense of $15,343,983.

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

8. Restatement

The Company is restating its consolidated statements of operations for the three and six months ended June 30, 2012 and its statements of cash flows for the six months ended June 30, 2012. The restatements below are primarily due to the write-off of software that was originally reported as capitalized, accrual of additional expenses for the period net of certain reductions and various adjustments between quarterly periods. Additionally, certain reclassifications have been made for consistency with the financial statements report for the statements of operations for the three and six month ended June 30, 2013 and the statement of cash flows for the six months ended June 30, 2013.

The following tables summarize the corrections on each of the affected financial statements:

Statement of Operations for the Three-months Ended June 30, 2012
Line Item	Originally Reported	Restatement Adjustment	Correct Amount
Product sales	$ 163,369	$ 4,902	$ 168,271
Referral fees	393,597	-	393,597
Commission revenues	9,246	-	9,246
Total revenues	566,212	4,902	571,114
Commission expenses	117,842	(3,000)	114,842
Advertising	-	163,587	163,587
Loan application fees expense	58,905	-	58,905
Selling costs	395,827	(173,277)	222,550
General and administrative	227,807	(14,603)	213,204
Total operating expense	800,381	(27,293)	773,088
Net loss	$ (147,413)	$ (54,561)	$ (201,974)

Statement of Operations for the Six-months Ended June 30, 2012
Line Item	Originally Reported	Restatement Adjustment	Correct Amount
Product sales	$ 163,369	$ 4,902	$ 168,271
Referral fees	393,597	-	393,597
Commission revenues	9,246	-	9,246
Total revenues	566,212	4,902	571,114

Commission expenses	117,842	-	117,842
Advertising	-	163,587	163,587
Loan application fess expense	58,905	-	58,905
Selling costs	388,354	(165,804)	222,550
General and administrative	181,105	153,662	334,767
Total operating expense	746,206	151,445	897,651
Net loss	$ (179,994)	$ (146,543)	$ (326,537)

Statement of Cash Flows for the Six-Months Ended June 30, 2012
Line Item	Originally Reported	Restatement Adjustment	Correct Amount
Net loss	$ (234,169)	$ (92,368)	$ (326,537)
Depreciation	3,854	(2,500)	1,354
Consulting expense-stock-based	1,600	-	1,600
Software write-off-stock-based	-	50,000	50,000

Prepaid expense	(6,581)	(2,817)	(9,398)
Deposits	(7,105)	7,105	-
Receivables	-	(9,007)	(9,007)
Other assets	-	(2,105)	(2,105)
Accounts payable and accrued liabilities	67,770	12,625	80,395
Loan application fee liability	207,105	4,105	211,210
Deferred rent	8,831	391	9,222
Net cash provided by (used in) operating activities	41,305	(34,571)	6,734

Purchases of fixed assets	(10,646)	-	(10,646)
Net cash used in financing activites	(10,646)	-	(10,646)

Proceeds from related party advances	106,113	49,762	155,875
Repayment of related party advances	(17,400)	(34,167)	(51,567)
Net cash provided by investing activities	88,713	15,595	104,308
Net change in cash	119,372		100,396
Cash - beginning of period	22,441		22,441

Cash and equivalents at the end of the period	$ 141,813	$ (18,976)	$ 122,837

9. Subsequent Events

As discussed in Note 2 to these financial statements, subsequent to June 30, 2013, the Company has refunded an additional $1,300 to applicants for amounts received by the Company related to the SCS agreement.

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

The following discussion and analysis compares our results of operations for the three and six months ended June 30, 2013 and 2012. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the Company’s Form 10-K filed with the Securities and Exchange Commission on April 21, 2013.

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

OWM’s Business

OW Marketing, Inc., operates several websites which offer users several services. These services include credit monitoring, credit repair, credit reports, rent to own real estate and real estate finance applications. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. The Company does not perform these credit related services, but rather refers the customer's information to third party companies. The Company receives referral fees from these third party credit service providers. The Company has identified a number of additional businesses for which it could expand its product offering and generate additional revenues. For the Company to fully execute on its business model for OWM it will require substantial cash resources which are currently unavailable.

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

OWR’s principle business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties. During the year ended December 31, 2012 and the three and six months ended June 30, 2013, OWR did a minimal amount of business due to fiscal constraints. For the Company to fully execute on its business model for OWR it will require substantial cash resources which are currently unavailable.

Seasonality

In the opinion of management of the Company, the business areas in which it operates are subject to seasonal fluctuations. As such, past quarterly results are not indicative of future results and may be subject to seasonal fluctuations.

Results of Operations

The Company commenced operations April 12, 2011 through its wholly-owned subsidiary OWR. Its other wholly-owned subsidiary OWM did not commence operations until April 2012. As such comparable results for the three and six months ended June 30, 2013 and June 30, 2012 are not applicable.

Discussion of three months ended June 30, 2013 and 2012.

Total revenues for the three months ended June 30, 2013 was $730,992, of which $730,592 was generated by OWM and $400 was generated by OWR. Approximately 88% of the total revenues came from referral fees during the quarter ended June 30, 2013. Revenues for the three months ended June 30, 2012 were $571,114, of which $561,868 was generated by OWM and $9,246 was generated by OWR. Approximately 69% of the total revenues came from referral fees during the quarter ended June 30, 2013.

Approximately 99% of the Company's referral fee revenue for the three months ended June 30, 2013 was generated from three customers. Changes with these three customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No other single customer accounted for more than 5% of referral fee revenue. No single customer provided 10% or more of product sales service fees. Commission revenue of $400 resulted from one transaction and is non-recurring.

Approximately 98% of the Company's referral fee revenue for the three months ended June 30, 2012 was generated from three customers. Changes with these three customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No other single customer accounted for more than 5% of referral fee revenue. No single customer provided 10% or more of product sales service fees. Commission revenue of $9,246 resulted from six transactions and is non-recurring.

Total operating expenses were $825,596 for the three months ended June 30, 2013. Operating expenses consisted of $227,355 in commission expenses, $291,562 in advertising expenses, $169,215 in selling costs and $137,464 in general and administrative costs. Commission expenses are amounts paid to outside contractors for leads sent to us which result in service fee revenue. Selling costs consist principally of payments for hosting of our websites, including labor.

Total operating expenses were $773,088 for the three months ended June 30, 2012. Operating expenses consisted of $114,842 in commission expenses, $163,587 in advertising expenses, $222,550 in selling costs including $6,000 in related party selling costs, $58,905 in loan application fee expense and $213,204 in general and administrative costs. Commission expenses are amounts paid to outside contractors for leads sent to us which result in service fee revenue.

For the three months ended June 30, 2013 interest expense was $15,344,680 of which $15,343,983 was a non-cash charge related to the issuance of 2,678,013 unregistered restricted shares of common stock to a related party in exchange for principal debt and its unpaid interest on the two outstanding Demand Promissory Notes totaling $54,592 including accrued interest. At the time of the issuance, the fair market value of the common stock issued was $15,398,575, based on the trading price on $5.75 per share on May 30, 201, the date of the demand for payment.

As a result of the forgoing the loss from operations of $94,604 for the three months ended June 30, 2013 compared to the loss from operations of $201,974 for the three months ended June 30, 2012. Net loss was $15,439,284 or $1.36 per share for the three months ended June 30, 2013 compared to a net loss of $201,974 or $0.02 per share for the three month period ended June 30, 2012.

Discussion of six month ended June 30, 2013 and 2012.

Total revenues for the six months ended June 30, 2013 was $1,712,100, of which $1,516,363 was generated by OWM and $3,025 was generated by OWR. Approximately 89% of the total revenues came from referral fees during the six months ended June 30, 2013. Revenues for the six months ended June 30, 2012 were $571,114, of which $561,868 was generated by OWM and $9,246 was generated by OWR. Approximately 69% of the total revenues came from referral fees during the quarter ended June 30, 2013.

Approximately 98% of the Company's referral fee revenue for the six months ended June 30, 2013 was generated from three customers. Changes with these three customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No other single customer accounted for more than 5% of referral fee revenue. No single customer provided 10% or more of product sales service fees. Commission revenue of $3,025 resulted from one transaction and is non-recurring.

Approximately 98% of the Company's referral fee revenue for the six months ended June 30, 2012 was generated from three customers. Changes with these three customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No other single customer accounted for more than 5% of referral fee revenue. No single customer provided 10% or more of product sales service fees. Commission revenue of $9,246 resulted from six transactions and is non-recurring.

Total operating expenses were $1,681,199 for the six months ended June 30, 2013. Operating expenses consisted of $474,276 in commission expenses, $556,577 in advertising expenses, $382,279 in selling costs and $268,067 in general and administrative costs. Commission expenses are amounts paid to outside contractors for leads sent to us which result in service fee revenue. Selling costs consist principally of payments for hosting of our websites, including labor.

Total operating expenses were $894,651 for the six months ended June 30, 2012. Operating expenses consisted of $114,842 in commission expenses, $163,587 in advertising expenses, $222,550 in selling cost, $58,905 in loan application fee expense and $334,767 in general and administrative costs. Commission expenses are amounts paid to outside contractors for leads sent to us which result in service fee revenue.

For the six months ended June 30, 2013 interest expense was $15,348,798 related to the issuance of 2,678,013 unregistered restricted shares of common stock to a related party in exchange for principal debt and its unpaid interest on the two outstanding Demand Promissory Notes totaling $54,592 including accrued interest.

The Company used net cash from operations of $92,395 for the six months ended June 30, 2013 primarily as a result of payments to reduce the loan application fee liability and an increase in receivables partially offset by operating income and an increase in accounts payable and accrued liabilities. The Company generated cash in financing activities of $111,499, primarily the result of the sale of $100,000 in restricted common stock and then net proceeds from related party advances. Net cash generated by operating activities was $6,734 for the six months ended June 30, 2012 primarily as a of result an increase of loan application fee liability, non-cash expense related to the write-off of software and increases in accounts payable and accrued liabilities partially offset by an operating loss of $326,537.. Additionally, net cash provided by financing activities was $104,308, which was as a result of the net proceeds from related party advances.

Going Concern

From inception (April 12, 2011) through June 30, 2013, we had a accumulated deficit of $16,069,182 and as such our independent accountants have substantial doubts about the Company’s ability to continue as a going concern. While we have income from operations of $30,901 for the six months ended June 30, 2013 there are no assurances that this profit can be sustained. Furthermore, at June 30, 2013, we still had negative working capital. Additionally, management is in the process of developing an operating plan to further grow our business, however, such a plan will require additional capital financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty as a result of our financial condition at quarter end.

Liquidity and Capital Resources

As of June 30, 2013, we had $39,519 in cash and cash equivalents and receivables of $48,219 and total current assets of $94,042. At the same date, we had total current liabilities of $452,751, including accounts payable and accrued liabilities of $310,119, loan application fee liability of $79,315, and related party advances and notes of $60,266.

During the six months ended June 30, 2013 we saw a significant increase in our revenues when compared to the comparable period in 2012. As of June 30, 2013 we had a negative working capital of $358,709. As a result we intend to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

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

Management, with the participation of the Chief Executive Officer, who is also the sole member of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2013.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three and six months ended June 30, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

The debt holders are sophisticated individuals. Before they received these unregistered securities, they were known to us and our management, through pre-existing business relationships, as long standing business associates. We did not engage in any form of general solicitation or general advertising in connection with these transactions. They were provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. They acquired these securities for investment and not with a view toward distribution, acknowledging such intent to us. They understood the ramifications of their actions. The shares of common stock issued contained a legend restricting transferability absent registration or applicable exemption.

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

On May 22, 2013, the Company sold 100,000 shares of restricted common stock for $1.00 per share.

On June 4, 2013, the Company issued 2,678,013 unregistered restricted shares of common stock to a related party in exchange for principal debt and its unpaid interest on the two outstanding Demand Promissory Notes totaling $54,592 including accrued interest. At the time of the issuance, the fair market value of the common stock issued was $15,398,575, based on the trading price of $5.75 per share on May 30, 2013, the date of the demand for payment. The difference between the amounts of the Demand Promissory Notes and the fair market value of the stock was booked as a non-cash interest expense of $15,343,983.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

The Company is restating its June 30, 2012 consolidated statements of operations for the three and six months ended June 30, 2012 and statement of cash flows for the six months ended June 30, 2013. The Company is also restating the tables and notes to the tables disclosed in Form 8-K/A, Item 4.02 filed on April 29, 2013. The restatements below are primarily due to the write-off of software that was originally reported as capitalized, accrual of additional expenses for the period net of certain reductions and various adjustments between quarterly periods. Additionally, certain reclassifications have been made for consistency with the financial statements report for the statements of operations for the three and six month ended June 30, 2013 and the statement of cash flow for the six months ended June 30, 2013.

ITEM 6. EXHIBITS

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(1) Consolidated Balance Sheets at June 30, 2013, and December 31, 2012 (unaudited)

(2) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and June 30, 2012 (unaudited).

(3) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012 (unaudited).

(5) Notes to the Consolidated financial statements.

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

Date: August 14, 2013

EZJR, Inc.
Registrant
By: /s/ Adam Alred
Adam Alred Director and CEO (principal executive, financial and accounting officer)