Form 10-Q
period 2013-09-30
EZJR, Inc.
filed 2013-11-14
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 14, 2013, the registrant’s outstanding common stock consisted of 13,164,576 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

EZJR, Inc.

Index to Form 10-Q

For the Period Ended September 30, 2013

EZJR, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

Current assets
Cash	$6,658	$24,205
Receivables	46,607	15,164
Other current assets	1,581	1,581
Total current assets	54,846	40,950

Furniture and equipment, net	21,176	19,514
Other assets	7,574	4,724
Total assets	$83,596	$65,188

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$240,977	$292,059
Loan application fee liability	75,865	178,315
Related party notes payable	1,100	55,121
Related party advances	66,389	47,667
Deferred rent-current	3,494	2,199
Total current liabilities	387,825	575,361

Deferred rent-non current	3,620	6,350
Total liabilities	391,445	581,711

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value,
70,000,000 shares authorized, 13,164,576 and 10,386,563
shares issued and outstanding as of September 30, 2013
and December 31, 2012, respectively	13,165	10,387
Additional paid-in capital	15,720,172	224,375
Accumulated deficit	(16,041,186)	(751,285)
Total stockholders' deficit	(307,849)	(516,523)
Total liabilities and stockholders' deficit	$83,596	$65,188

The accompanying notes are an integral part of these consolidated financial statements

EZJR, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
REVENUES
Product sales	$77,890	$131,019	$270,602	$299,290
Referral fees	389,289	312,192	1,905,652	705,789
Commission revenue	5,021	100	8,046	9,346
Total revenues	472,200	443,312	2,184,300	1,014,425

Operating Expenses:
Commission expenses	101,955	50,328	576,231	168,170
Advertising	49,112	136,561	605,689	300,148
Loan application fee expense	-	33,520	-	92,425
Selling costs	137,445	224,430	550,879	440,980
General and administrative	153,112	90,370	390,024	425,137
Total operating expenses	441,624	535,209	2,122,823	1,426,860

Income (loss) from operations	30,576	(91,897)	61,477	(412,435)
		-
Other expenses		-
Interest expense	(2,580)	(118)	(15,351,378)	(118)
Total other expenses	(2,580)	(118)	(15,351,378)	(118)
	-	-
Net income (loss)	$27,996	$(92,015)	$(15,289,901)	$(412,553)

Net income (loss) per share - basic and diluted	$0.00	$(0.01)	$(1.31)	$(0.04)

Weighted average number of common
shares outstanding - basic and diluted	13,164,576	10,386,563	11,645,738	9,764,493

The accompanying notes are an integral part of these consolidated financial statements

EZJR, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES		(Restated)
Net loss	$(15,289,901)	$(412,553)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	4,856	2,709
Consulting expense-stock-based	-	1,600
Software write-off-stock-based	-	50,000
Non-cash interest expense related to issuance of common stock in exchange for cancellation of demand notes	15,343,983	-
Changes in operating assets and liabilities:
Prepaid expenses	-	50
Receivables	(31,443)	(8,961)
Other assets	(2,850)	(2,105)
Accounts payable and accrued liabilities	(50,511)	29,412
Loan application fee liability	(102,450)	238,605
Deferred rent	(1,435)	8,887
Net cash used by operating activities	(129,751)	(92,356)

INVESTING ACTIVITIES
Purchases of fixed assets	(6,518)	(11,312)
Net cash used by investing activities	(6,518)	(11,312)

FINANCING ACTIVITIES
Proceeds from sale of common stock	100,000	-
Proceeds from related party notes	-	54,909
Proceeds from related party advances	(15,596)	260,220
Repayment of related party advances	34,318	(166,176)
Net cash provided by financing activities	118,722	148,953

NET CHANGE IN CASH	(17,547)	45,285

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	24,205	22,441
END OF PERIOD	$6,658	$67,726

SUPPLEMENTAL DISCLOSURES:
Interest paid	$4,814	$118
Income taxes paid	$10	$-

Non-cash investing and financing activities:
Notes payable satisfied with issuance of common stock	$-	$50,000
Stock issued to settle related party notes payable	$54,592	$-
Stock issued to settle related party advances	$-	$118,225

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

Going Concern and Management's Plan

From inception (April 12, 2011) through September 30, 2013, we had an accumulated deficit of $16,041,186 and as such our independent accountants have substantial doubts about the Company’s ability to continue as a going concern. Furthermore, at September 30, 2013, we still had negative working capital. Additionally, management is in the process of developing an operating plan to further grow our business, however, such a plan will require additional capital financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty as a result of our financial condition at quarter end.

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

EZJR, Inc.

Notes to the Consolidated Financial Statements

 Principles of Consolidation

The consolidated financial statements include the accounts of EZJR, Inc. (a Nevada Corporation) and its subsidiary, Ownerwiz Realty, Inc., which is wholly-owned. OW Marketing, Inc. is a wholly-owned subsidiary of OW Realty, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

The Company does not believe that it is legally liable for any amounts forwarded to SCS on behalf of applicants. However, from time-to-time, on a case-by-case basis the Company has refunded amounts to applicants that were paid to SCS. Regardless, it is the Company’s policy to record the total of all loan application fees it has received as a loan application fee liability until such time as a refund is made to the applicant either by SCS or the Company. As of September 30, 2013 and December 31 2012 the balances were $75,865 and $178,315, respectively.

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

EZJR, Inc.

Notes to the Consolidated Financial Statements

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2013 and December 31, 2012, the Company’s cash and cash equivalents were on deposit in federally-insured financial institutions.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Deposits at the Company's financial institutions are fully insured by the Federal Deposit Insurance Corporation (FDIC).

Receivables

Receivables include hold-back amounts due from the Company's merchant card processor and amount to 10% of total credit sales less any allowance for doubtful returns and amounts due to the Company for services rendered during the nine month period ended September 30, 2013. The Company evaluates the receivable on a regular basis for potential reserves.

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

Accounts payable are reported at their historical carrying values, which approximate their fair values based on their short-term nature.

The fair value measurements of the Company’s financial instruments at September 30, 2013 and December 31, 2012 were as follows:

	Level 1	Level 2	Level 3	Total

September 30, 2013
Cash and cash equivalents	$ 6,658	$ -	$ -	$ 6,658

December 31, 2013
Cash and cash equivalents	$ 24,205	$ -	$ -	$ 24,205

EZJR, Inc.

Notes to the Consolidated Financial Statements

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

EZJR, Inc.

Notes to the Consolidated Financial Statements

3. Property and Equipment

Property and equipment consists of the following:

	September	December 31,
	2013	2012
Furniture and fixtures	$ 14,033	$ 14,033
Equipment	8,284	1,767
Leasehold Improvements	9,447	9,447
Total	31,764	25,247
Accumulated depreciation	(10,588)	(5,733)
Property and equipment, net	$ 21,176	$ 19,514

Depreciation expense for the three and nine months ended September 30, 2013 was $1,666 and $4,856, respectively. Depreciation expense for the three and nine months ended September 30, 2012 was $1,354 and $2,709, respectively.

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

Shareholder Advances

During the nine month period ended September 30, 2013, the Company increased the amount of related party advance by $18,723 from the balance of $47,667 related party advances outstanding as of December 31, 2012. As of September 30, 2013, there was $66,390 in related party advances outstanding.

EZJR, Inc.

Notes to the Consolidated Financial Statements

Notes Payable - Related Party

At December 31, 2012, we had a related party liability of $55,121. The liability consisted of two Demand Promissory Notes Payable for $20,000 and $33,740 plus accrued interest. The Company had pledged 1,000,000 and 1,687,013, respectively of unregistered restricted shares as collateral for the timely performance on this note. However, on June 4, 2013, the Company only issued 2,678,013 unregistered restricted shares of common stock at the request of the Note Holder in exchange for principal debt and its unpaid interest on the two outstanding Demand Promissory Notes. At the time of the payment, the fair market value of the common stock issued was $15,398,575, based on the trading price of $5.75 per share on May 30, 2013, the date of the demand for payment. The difference between the amounts of the Demand Promissory Notes and the fair market value of the stock was booked as a non-cash interest expense of $15,343,983 in the second quarter of 2013.

For the three and nine months ended September 30, 2013 interest expense was $2,580 and $15,351,378, respectively, including the non-cash interest described above.

As of September 30, 2013, the amount due to this related party is $1,100.

5. Commitments, Contingencies and Management's Plan

Facility Leases

In April 2012, the Company entered into a lease for a new office facility. The lease began May 1, 2012 and expires June 30, 2015. The first two months of rent are free, year one calls for monthly base rent of $4,724, year two has monthly base rent of $4,866 and year three has monthly base rent of $5,014. Rent expense for this lease is recorded on the straight-line method over the term of the lease. A security deposit of $4,724 was paid upon execution of the lease. In June 2013, the Company entered into another lease for an office. The lease began June 1, 2013 and expires May 31, 2014. Monthly rent for the office is $350 per month. Future lease payments related to the Company’s office leases as of September 30, 2013 are as follows:

2013	$ 13,835
2014	55,341
2015	27,671
Total	$ 96,847

Additionally, in accordance with the lease the Company is required to pay its pro rata share of “common area maintenance” estimated to by approximately $1,300 per month. The Company has recorded $14,141 and $18,559 in rent expense for the three months ended September 30, 2013 and 2012, respectively and $51,157 and $46,380 in rent expense for the nine months ended September 30, 2013 and 2012, respectively.

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

At September 30, 2013 and December 31, 2012, $59,722 and $33,185 was due and outstanding under his agreement, respectively.

Concentrations

For three and nine months ended September 30, 2013 approximately 87.2% and 96.1%, respectively of the Company's referral fee revenue was generated from three customers. Changes with these three customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No single customer provided 10% or more of product sale service fees and commission revenue is non-recurring. For the three and nine months ended September 30, 2012 approximately 88.8% and 92.7%, respectively of the Company's referral fee revenue was generated from three customers.

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

6. Stockholders’ Equity

Issuance of Common stock

During the nine months ended September 30, 2013 the Company sold 100,000 shares of restricted common stock for $1.00 per share. Additionally, as discussed in Note 4 to these financial statements, the Company issued 2,678,013 unregistered restricted shares of common stock to a related party in exchange for principal debt and its unpaid interest on the two outstanding Demand Promissory Notes totaling $54,592 including accrued interest. At the time of the issuance, the fair market value of the common stock issued was $15,398,575, based on the trading price on $5.75 per share on May 30, 2013, the date of the demand for payment. The difference between the amounts of the Demand Promissory Notes and the fair market value of the stock was booked as a non-cash interest expense of $15,343,983. There were no stock issuances or sales during the three months ended September 30, 2013.

EZJR, Inc.

Notes to the Consolidated Financial Statements

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

7. Restatement

The Company is restating its consolidated statements of operations for the three and nine months ended September 30, 2012 and its statements of cash flows for the nine months ended September 30, 2012. The restatements below are primarily due to the write-off of software that was originally reported as capitalized, accrual of additional expenses for the period net of certain reductions and various adjustments between quarterly periods. Additionally, certain reclassifications have been made for consistency with the financial statements report for the statements of operations for the three and nine month ended September 30, 2013 and the statement of cash flows for the nine months ended September 30, 2013.

The following tables summarize the corrections on each of the affected financial statements:

Statement of Operations for the Three-months Ended September 30, 2012
Line Item	Originally Reported	Restatement Adjustment	Correct Amount
Product sales	$ 160,700	$ (29,681)	$ 131,019
Referral Fees	312,192	-	312,192
Commission Revenues	100	-	100
Total revenues	472,992	(29,681)	443,311
Commission expenses	-	50,328	50,328
Advertising	-	136,561	136,561
Loan application fees expense	-	33,520	33,520
Selling costs	462,261	(237,831)	224,430
General and administrative	104,108	(13,738)	90,370
Total operating expense	566,369	(31,160)	535,209
Interest expense	118	-	118
Net Loss	$ (93,495)	$ 1,479	$ (92,015)

EZJR, Inc.

Notes to the Consolidated Financial Statements

Statement of Operations for the Nine-months Ended September 30, 2012
Line Item	Originally Reported	Restatement Adjustment	Correct Amount
Product sales	$ 324,069	$ (24,779)	$ 299,290
Referral Fees	705,789	-	705,789
Commission Revenues	9,346	-	9,346
Total revenues	1,039,204	(24,779)	1,014,425
Commission expenses	214,878	(46,708)	168,170
Advertising	-	300,148	300,148
Loan application fees expense	58,905	33,520	92,425
Selling costs	746,650	(305,670)	440,980
Selling costs - related party	9,000	(9,000)	-
General and administrative	313,424	111,713	425,137
Total operating expense	1,342,857	84,003	1,426,860
Interest Expense	118	-	118
Net Loss	$ (303,771)	$ (108,782)	$ (412,553)

Statement of Cash Flows for the Nine-Months Ended September 30, 2012
Line Item	Originally Reported	Restatement Adjustment	Correct Amount
Net loss	$ (303,771)	$ (108,782)	$ (412,553)
Depreciation	7,709	(5,000)	2,709
Consulting expense-stock-based	1,600	-	1,600
Software write-off-stock-based	-	50,000	50,000
Prepaid expense	2,867	(2,817)	50
Deposits	(11,829)	-	-
Receivables	-	(8,961)	(8,961)
Other assets	-	(2,105)	(2,105)
Accounts payable and accrued liabilities	(5,302)	34,714	29,412
Loan application fee liability	238,604	1	238,605
Related party payables	9,000	(9,000)	-
Deferred rent	8,887	-	8,887
Net cash used in operating activities	(52,235)	(40,121)	(92,356)
Purchases of fixed assets	(11,312)	-	(11,312)
Net cash used in financing activites	(11,312)	-	(11,312)
Proceeds from related party note payable	20,000	34,909	54,909
Proceeds from related party advances	117,545	142,675	260,220
Repayment of related party advances	(28,713)	(137,463)	(166,176)
Net cash provided by financing activities	108,832	40,121	148,953
Net change in cash	45,285	-	45,285
Cash and equivilents
Beginning of period	22,441	-	22,441
End of period	$ 67,726	$ -	$ 67,726

EZJR, Inc.

Notes to the Consolidated Financial Statements

8. Subsequent Events

Loan Application Fees

As discussed in Note 2 to these financial statements, subsequent to September 30, 2013, the Company has refunded an additional $3,600 to applicants for amounts received by the Company related to the SCS agreement.

Promissory Note

On October 1, 2013 the Company issued a one-year promissory note for $100,000. Under the terms of the note interest of 5% will be paid on the monthly anniversary of the note. Beginning May 1, 2014 the Company is obligated to pay down the note at an amount of $16,666.67 each month until the note is fully paid. Collateral for the note is 500,000 shares of the Company’s common stock which is being held in escrow until the note is fully paid. In the event of default on the note such shares will be issued to the note holder.

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

The following discussion and analysis compares our results of operations for the three and nine months ended September 30, 2013 and 2012. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the Company’s Form 10-K filed with the Securities and Exchange Commission on April 21, 2013.

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

OWR’s principle business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties. During the year ended December 31, 2012 and the three and nine months ended September 30, 2013, OWR did a minimal amount of business due to fiscal constraints. For the Company to fully execute on its business model for OWR it will require substantial cash resources which are currently unavailable.

Seasonality

In the opinion of management of the Company, the business areas in which it operates are subject to seasonal fluctuations. As such, past quarterly results are not indicative of future results and may be subject to seasonal fluctuations.

Results of Operations

The Company commenced operations April 12, 2011 through its wholly-owned subsidiary OWR. Its other wholly-owned subsidiary OWM did not commence operations until April 2012. As such comparable results for the nine months ended September 30, 2013 and September 30, 2012 are not applicable.

Discussion of three months ended September 30, 2013 and 2012.

Total revenues for the three months ended September 30, 2013 was $472,200, of which $467,179 was generated by OWM and $5,021 was generated by OWR. Approximately 82% of the total revenues came from referral fees during the quarter ended September 30, 2013. This was an increase of 6.5% when compared to the Revenues for the three months ended September 30, 2012. Revenues for the three months ended September 30, 2012 were $443,312, of which $443,212 was generated by OWM and $100 was generated by OWR. Approximately 70% of the total revenues came from referral fees during the quarter ended September 30, 2012. The primary reason for the increase in revenues was a 24% increase in referral fees when comparing the three months ended September 30, 2013 to the same period for 2012. This increase was partially offset by a decrease of 41% in product sales when comparing the three months ended September 30, 2013 to the same period for 2012.

Approximately 87% of the Company's referral fee revenue for the three months ended September 30, 2013 was generated from three customers. Changes with these three customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No other single customer accounted for more than 5% of referral fee revenue. No single customer provided 10% or more of product sales service fees. Commission revenue of $5,021 resulted from two transactions and is non-recurring.

Approximately 96% of the Company's referral fee revenue for the three months ended September 30, 2012 was generated from three customers. No other single customer accounted for more than 5% of referral fee revenue. No single customer provided 10% or more of product sales service fees. Commission revenue of $100 resulted from one transactions and is non-recurring.

Total operating expenses were $441,624 for the three months ended September 30, 2013 a decrease of $93,585 or 18% when compared to the same period for 2012. The reason for the decrease was a decrease of $87,449 or 64% in advertising, a decrease of $86,985 or 39% in selling costs and a $33,520 or 100% in loan application fee expense when compared to the same period in 2012. These decreases were partially offset by increases of $51,627 or 103% in commission expense and $62,742 or 69% in general and administrative expense when comparing the three months ended September 30, 2013 to the same period for 2012. Commission expenses are amounts paid to outside contractors for leads sent to us which result in service fee revenue. Advertising are fees paid to search engine companies such as Google for key words and “click-throughs.” Selling costs consist principally of payments for hosting of our websites, including labor. During the quarter the company made a strategic decision to place emphasis on acquiring new customers through its affiliate network and to de-emphasize acquiring customers through advertising.

As a result of the forgoing the income from operations was $30,576 for the three months ended September 30, 2013 compared to the loss from operations of $91,897 for the three months ended September 30, 2012. After interest expense of $2,580 net income was $27,996 or $0.00 per share for the three months ended September 30, 2013 compared to a net loss, after interest expense of $118 of $92,015 or $0.01 per share for the three month period ended September 30, 2012.

Discussion of nine month ended September 30, 2013 and 2012.

Total revenues for the nine months ended September 30, 2013 was $2,184,300, of which $2,176,254 was generated by OWM and $8,046 was generated by OWR. Approximately 87% of the total revenues came from referral fees during the nine months ended September 30, 2013. Revenues for the nine months ended September 30, 2012 were $1,014,425, of which $1,005,079 was generated by OWM and $9,346 was generated by OWR. Approximately 70% of the total revenues came from referral fees during the nine months ended September 30, 2013.

Approximately 96% of the Company's referral fee revenue for the nine months ended September 30, 2013 was generated from three customers. Changes with these three customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No other single customer accounted for more than 5% of referral fee revenue. No single customer provided 10% or more of product sales service fees. Commission revenue of $8,046 resulted from six transactions and is non-recurring.

Approximately 93% of the Company's referral fee revenue for the nine months ended September 30, 2012 was generated from three customers. No other single customer accounted for more than 5% of referral fee revenue. No single customer provided 10% or more of product sales service fees. Commission revenue of $9,346 resulted from five transactions and is non-recurring.

Total operating expenses were $2,122,823 for the nine months ended September 30, 2013. Operating expenses consisted of $576,231 in commission expenses, $605,689 in advertising expenses, $550,879 in selling costs and $390,024 in general and administrative costs. Commission expenses are amounts paid to outside contractors for leads sent to us which result in service fee revenue. Selling costs consist principally of payments for hosting of our websites, including labor.

Total operating expenses were $1,426,860 for the nine months ended September 30, 2012. Operating expenses consisted of $168,170 in commission expenses, $300,148 in advertising expenses, $92,425 in loan application fee expense, $440,980 in selling cost, and $425,137 in general and administrative costs. Commission expenses are amounts paid to outside contractors for leads sent to us which result in service fee revenue. Selling costs consist principally of payments for hosting of our websites, including labor.

For the nine months ended September 30, 2013 interest expense was $15,351,378 of which $15,343,983 related to the issuance of 2,678,013 unregistered restricted shares of common stock in the second quarter to a related party in exchange for principal debt and its unpaid interest on the two outstanding Demand Promissory Notes totaling $54,592 including accrued interest.

The Company used net cash from operations of $129,751 for the nine months ended September 30, 2013 was primarily a result of payments to reduce the loan application fee liability and an increase in receivables and a decrease in accounts payable and accrued liability. The Company generated cash from financing activities of $118,723, as the result of the sale of $100,000 in restricted common stock and net proceeds from related party advances. Net cash used by operating activities was $92,356 for the nine months ended September 30, 2012 primarily as a result of a net loss of $412,553 partially offset an increase in loan application fee liability, non-cash expense related to the write-off of software and increases in accounts payable and accrued liabilities. Additionally, net cash provided by financing activities was $148,953, which was as a result of the net proceeds from related party advances and notes.

Going Concern

From inception (April 12, 2011) through September 30, 2013, we had an accumulated deficit of $16,041,186 and as such our independent accountants have substantial doubts about the Company’s ability to continue as a going concern. While we have income from operations of $61,477 for the nine months ended September 30, 2013 there are no assurances that this operating profit can be sustained. Furthermore, at September 30, 2013, we still had negative working capital. Additionally, management is in the process of developing an operating plan to further grow our business, however, such a plan will require additional capital financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty as a result of our financial condition at quarter end.

Liquidity and Capital Resources

As of September 30, 2013, we had $6,658 in cash and cash equivalents and receivables of $46,607 and total current assets of $54,846. At the same date, we had total current liabilities of $387,825, including accounts payable and accrued liabilities of $240,977, loan application fee liability of $75,865, and related party advances and notes of $66,389.

During the nine months ended September 30, 2013 we saw a significant increase in our revenues when compared to the comparable period in 2012. As of September 30, 2013 we had a negative working capital of $332,979. As a result we intend to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

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

Management, with the participation of the Chief Executive Officer, who is also the sole member of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2013.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three and nine months ended September 30, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

The Company is restating its September 30, 2012 consolidated statements of operations for the three and nine months ended September 30, 2012 and statement of cash flows for the nine months ended September 30, 2012. The Company is also restating the tables and notes to the tables disclosed in Form 8-K/A, Item 4.02 filed on April 29, 2013. The restatements below are primarily due to the write-off of software that was originally reported as capitalized, accrual of additional expenses for the period net of certain reductions and various adjustments between quarterly periods. Additionally, certain reclassifications have been made for consistency with the financial statements report for the statements of operations for the three and nine month ended September 30, 2013 and the statement of cash flow for the nine months ended September 30, 2013.

ITEM 6. EXHIBITS

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(1) Consolidated Balance Sheets at September 30, 2013, and December 31, 2012 (unaudited)

(2) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and September 30, 2012 (unaudited).

(3) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012 (unaudited).

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

Date: November 14, 2013

EZJR, Inc.
Registrant
By: /s/ Adam Alred
Adam Alred Director and CEO (principal executive, financial and accounting officer)