Form 10-K
period 2013-12-31
EZJR, Inc.
filed 2014-04-15
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period Ended December 31, 2013

OR

X	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53810

EZJR, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	20-0667864
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2001 Lawrenceville Suwanee Road, Ste. 203, Suwanee, GA	30024
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates amounted to $4,364,291 on December 31, 2013

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 15, 2014, the registrant’s outstanding common stock consisted of 18,139,576 shares, $0.001 par value. Authorized – 70,000,000 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX

 Table of Contents

EZJR, Inc.

Index to Form 10-K

For the Year Ended December 31, 2013

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

Corporate Structure

EZJR, Inc. ("Company") ("EZJR") is an Internet marketing company and real estate company located in Georgia.  OwnerWiz Realty, Inc. (“OWR”) is the Company’s wholly-owned subsidiary. OWR was incorporated April 12, 2011. OW Marketing, Inc. (“OWM”) is a wholly-owned subsidiary of OWR and was incorporated on October 23, 2011. On January 28, 2014, the Company acquired Leading Edge Financial (“LEF”), a private Florida corporation engaged in the business of personal credit management

OWM’s Business

OW Marketing, Inc., operates several websites which offer users several services. These services include credit monitoring, credit management, credit reports, and real estate listings. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. During the years ended December 31, 2013 and 2012, the Company did not provided the credit related services, but rather referred the customer's information to third party companies. The Company received referral fees from these third party credit service providers. During 2014, it, it is management’s intention to provide these services directly through our customers, by licensing the information necessary. Also, the Company has identified a number of additional businesses for which it could expand its product offerings and generate additional revenues. For the Company to fully execute on its business model for OWM, it will require substantial cash resources which are currently unavailable.

OWR’s Business

OwnerWiz Realty Inc. is a Georgia licensed real estate company that represents both buyers and sellers of homes.

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

OWR’s principle business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties. During the year ended December 31, 2012, and the three and nine months ended September 30, 2013, OWR did a minimal amount of business due to fiscal constraints. For the Company to fully execute on its business model for OWR it will require substantial cash resources which are currently unavailable. During 2014, the Company intends to reduce its real estate activities and concentrate on OWM’s business.

Overview of Business

We assist those who have lost hope of ever owning a home or owning a home again by providing a clear, step-by-step path on the road to home ownership.  We focus on sub-prime home buyers who are either currently renting or want to own a home and have been turned down at banks or finance companies and provide them tools to allow them to obtain traditional financing and ultimately achieve their goal of home ownership. We provide our customers various tools, products and services that allow them to monitor and repair their credit profiles and in doing so guide them through a step-by-step process from renting to achieving their goal of home ownership. As part of this program we assist sub-prime home buyers in achieving their goal of home ownership. We assist our clients in revitalizing and improving their credit. Our business is positioned at the intersection of sub-prime home buyers, credit management and monitoring, and online marketing and lead generation.

Customers

The Company’s clients are primarily subprime borrowers who are unable to purchase a home in regardless of their current financial situation. They become frustrated with the home buying process because they are unable to qualify for a loan and, as such, are trapped renting with no clear path to home ownership. As a result they feel lost, they don’t know who to trust and believe they are on their own in their quest for home ownership since no one takes a vested interest in their goals.

The primary challenge facing these potential homeowners is bad credit which prevents them from qualifying for a mortgage. This is a result of their inability to manage their credit files and their credit scores. Additionally they do not know how to verify the accuracy of the contents of their credit file and how to revitalize or improve their credit.

Also, many consumers can be overwhelmed by large credit based transactions, such as mortgage closings and consumers who do not have a solid understanding of credit scores, or who do not objectively know their creditworthiness are vulnerable to high-pressure tactics to accept any offer of credit, regardless of terms, and may unnecessarily be charged higher rates.

We provide our client with a step-by-step process to become homeowners. This includes access to tools and resources and specific actions to take as part of our proprietary Rent-to-Own Home Resume System.

The EZJR system for achieving home ownership is a step by step process as follows:

•         Obtain credit reports and scores.

•         Enhance and manage credit scores.

•         Determine buying power.

•         Expand account details.

•         Review home listings.

•         Determine amount of cash required.

•         Prepare the Home Resume and present the offer.

Rent-to-Own

Whether called rent-to-own, lease-option or lease-purchase, all these programs are similar in theory: The renter is buying the right to purchase the house later for a given price. If, at the end of the agreement period, the renter doesn't qualify for a loan or simply doesn't want to buy, the landlord keeps the money.

Typically, renters pay either a large upfront fee, called an option fee, of 1% to 3% of the home's purchase price, or finance the option fee by increasing the monthly rent. Usually some or the entire option fee is credited as a down payment on the house.

During the rental period, the landlord still owns the home and is legally responsible for it, but the renters often maintain the property as their own.

Among the benefits of rent-to-own:

  The buyer can evaluate a neighborhood and property without making a 30-year commitment.
  Families can immediately enroll children in a desirable school district.
  The buyer can move right in despite credit problems, inability to document income or lack of financing.
  The seller gets a tenant with a vested interest in keeping up the property.
  The seller receives rental income to cover the mortgage, helpful in a slow real-estate market.
  The seller taps a broader market of potential buyers, instead of being limited to those with excellent credit and cash for a down payment.
  If a sale goes through, the seller may save on real-estate agent commissions.

The Company specializes in educating our customers so they are prepared to enter into their own rent-to-own transactions on their own.

Customer Acquisition

The Company obtains customers through two primary channels; online marketing and through a network of affiliates.

Online Marketing. The Company markets its products and services primarily through the purchase of search engine keywords. Keywords are purchased from search engines through a bidding process and payment is based on “click-throughs” to a Website maintained by the Company, which is referred to as “the offer.” When the potential customer is presented the offer via search traffic, it is important to capture basic contact information. The process is such that each customer initially provides a limited amount of information and then as they move through the process provides additional and more detailed information. The Company attempts to monetize this traffic in an automated fashion, however, if need be, a company staff member may contact the potential customer either electronically or by phone. Once a customer is acquired after the initial investment, the Company attempts to continue to monetize the customers. Key to this entire process is determining what keywords to purchase and obtaining the basic information of the customer.

Affiliate Network. The Company also acquires customers through an affiliate network. Affiliates vary in their approach to generating customers. Essentially they can either direct the potential customer to the Company’s offer Website or they can create a Website themselves that mirrors the offer presented by the Company. When and only when, the referral becomes a customer, the Company pays the affiliate a one-time referral fee. The fee can vary from approximately $20 to $30 for each referral depending on a number of factors.

Products & Plans for Business Expansion

Management is currently exploring various business strategies to help the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by the Company's management. In analyzing prospective businesses opportunities, the Company will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Part of the evaluation will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

During the years ended December 31, 2013 and 2012, the Company focused on generating revenue by referring customers to outside credit monitoring and credit repair companies. In addition, the Company sold its home resume product as part of its rent-to-own program. Finally, a limited number of referral commissions were earned from the referral of home purchasers to real estate brokers. Each of these revenue streams generated a one-time payment to the company. Our current plans for expanding our business are focused on providing products with recurring revenues. Each of these product lines work together as part of the Company’s rent-to-own approach for our customers to purchase a home.

Credeze™ - Credit Monitoring Service. In March 2014, we launched Credeze. The Credeze product is both a credit monitoring service as well as an identity protection program. Customers subscribe to Credeze Identity Protection Program and are charged on a recurring monthly basis. Credeze monitors each customer’s credit daily through all three of the major credit bureaus, and immediately alerts the customer through our notification reports system in the case of a change in their credit score. Customers also have secure, 24 hour access to their credit reports from the major credit bureaus. Additionally, the Credeze Website has a variety of tools and resources to provide customers with the information for protecting their identity.

Leading Edge Financial - Credit Management & Resources Service. In January 2014, we acquired, in a stock exchange transaction, Leading Edge Financial, Inc. (“LEF”) a company that provides credit management services. LEF is a credit management company with licensed technology that helps our customers establish or re-establish a good credit history while providing ongoing training and support. LEF also provides our customers with up-to-date credit education material and a credit coach to assist in keeping the customer on the right credit path. Customers receive an analysis of their credit file that show which items are hurting their score the most. This analysis also highlights both the positive and negative items affecting their credit. This analysis is created using Point Deduction Technology software (“PDT”). PDT recognizes the many factors used in credit scoring and assigns a point deduction number per item on the credit report thus allowing the customer to understand which accounts are affecting the credit score the most.

The customer is also provided access to a Target Score Simulator (“TSS”) which is an interactive tool that instructs the customer as to the best things to do and not to do to increase their credit score. The customer starts by selecting the credit bureau that they would like to simulate. The customer then enters a target score that they would like to achieve. They are then provided with a list of the most efficient recommendation to reach the target score. In some cases there may be a recommendation to use the credit line in order to gain credit score points or they may be required to have a creditor reporting agency correct high credit amount on their credit report. These recommendations are calculated first before a pay down approach in order to save the customers the most amount of money possible. The simulator alerts the customer of the total points recovered and the cost to acquire those points to reach their target score to attain that score. Conversely, the customer is also able to manually simulate the results from various changes to their credit report. By making changes to their report, they can see what the change to their credit score will be.

LEF is not a Credit Repair company. Credit Repair companies focus only on negative credit items on your report. Their main modus operandi is to send letters to the credit bureaus highlighting certain items that either might not belong to you or are reported inaccurately. The idea is that if the lender or employer doesn't see any negative items it's a success. Unfortunately this does not necessarily increase the credit score and it will not stop the consumer from making the same mistakes over and over again.

Listingswiz – Rent-to-Own Home Finder. Listingswiz is a Website designed to help the customer complete the process of buying a home. Customers pay a monthly fee for access to various tools to achieve that goal. They start with a personal profile that outlines the type of home they desire including number of bedrooms and bathrooms along with the targeted monthly payment. The site allows visitors to view home listing for free. However, paid subscribers may view detailed data and have access to the Company Home Resume service.

Other Future Potential Revenue Streams. We have also identified a number of other monetization opportunities to add in the future such as debt consolidation, bankruptcy, tax lien & real estate leads. Additionally we can add services for Spanish speaking clients. Also, we plan to generate referral fees from services such as tax preparation, secured credit cards and mortgage leads.

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

Customer Relationship Management Systems

At the heart of the Company sales and marketing activities is the Customer Relations Management (“CRM”) system. The CRM system entails all aspects of interaction that a company has with its customer, whether it is sales or service-related. It also provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Because the Company focuses on online marketing and sales, having a robust CRM system is critical to our success. To date we have relied on an internally developed CRM system which has certain shortcomings that has inhibited the Company’s ability to grow. As such we are in the process on implementing and testing a new CRM system that we believe will be a substantial improvement over our current system. Advantages and features of the new system over our current system are as following:

•         Enhanced customer relationship management including retention tools and fraud prevention.

•         Recurring billing feature that allows for fully automated billing and tools to determine approval and decline rates and automated retries of declines.

•         Profit management tools including affiliate commission tracking, price point testing and indemnification of revenue loss causes.

•         Gateway integration and merchant account load balancing.

•         Improved affiliate management and affiliate fraud detection.

•         Better reporting and performance tracking.

Finally, the new CRM system, when fully integrated, will be highly scalable and customizable, allowing us to gain actionable customer insights with a back-end analysis as well as helping streamline our operations and personalize customer service.

Competitors

Credit Monitoring/Identity Theft. There are many companies in the credit monitoring/identity theft. Additionally, since the Company’s predecessor company began marketing its rent-to-own solution, a myriad of copycat competitors have emerged. Included in our credit monitoring/identity theft competitors are the following:

•         Lifelock, Inc.

•         Intersections, Inc. (Identity Guard)

•         Experian Information Solutions, Inc. (including freecreditreport.com)

•         TrustedID

•         Transunion LLC

•         Equifax

Credit Repair. While the Company focuses on credit management rather than credit repair, credit repair companies are considered competitors. These companies include the following:

•         John C. Heath, Attorney at Law, PLLC doing business as Lexington Law

•         Creditrepair.com, Inc.

•         Sky Blue Financial Services, Inc.

Real Estate Listing. There are a number of real estate listing services. Few, if any, provide additional services like those available on Listingwiz.com. Competitors include the following:

Foreclosure.com

Realtytrac.com

We believe that all of our competitors are larger, have stronger brand recognition and have access to greater financial, technical and marketing resources and have been operating longer than we have. There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations could be adversely affected.

Seasonality

In the opinion of management, the business areas in which the Company operates are subject to seasonal fluctuations. As such, past quarterly results are not indicative of future results and may be subject to seasonal fluctuations.

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

From April 15, 2012 to August 3, 2012 the Company received 56 loan applications totaling $274,710 in loan application fees. Of this amount $91,000 was subsequently paid to SCS on behalf of applicants. Additionally, as of December 31, 2013 a total of $202,495 had been refunded to applicants by the Company. Of that amount, $4,000 was refunded to applicants that were, in fact, paid to SCS and is the responsibility of SCS to refund. Subsequent to December 31, 2013 an additional $2,400 has been refunded to applicants.

The Company does not believe that it is legally liable for any amounts forwarded to SCS on behalf of applicants. However, from time-to-time, on a case-by-case basis the Company has refunded amounts to applicants that were paid to SCS. Regardless, it is the Company’s policy to record the total of all loan application fees it has received as a loan application fee liability until such time as a refund is made to the applicant by SCS or the Company. As of December 31, 2013 $66,320 was recorded as a loan application liability.

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

As of December 31, 2012, the software was never received and was written off.

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

Since inception through December 31, 2013, we have not generated sufficient revenues to achieve operating profitability. We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the year ended December 31, 2013, our net loss was $15,538,090 and our accumulated deficit was $16,289,375. Accordingly, there can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

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

In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There are no assurances additional capital will be available to the Company on acceptable terms.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located at: 2001 Lawrenceville Suwanee Road, Ste. 203, Suwanee, GA 30024. Including the corporate headquarters, the Company has existing leases on the following facilities:

Location	Square Footage	Use
Suwanee, GA	1,671	Corporate offices and operations
Duluth, GA	8,098	Vacant

The Company does not own any real property.

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

There are have limited trades of the Company’s stock, since it was listed on the OTC-BB, there are no assurances that an active market will ever develop for the Company's stock.

Year ended December 31, 2013	High	Low
First Quarter	$4.25	$0.75
Second Quarter	$9.00	$2.40
Third Quarter	$4.00	$1.65
Fourth Quarter	$2.00	$1.60

Holders of Common Stock

As of December 31, 2013, there were approximately 100 holders of record of our Common Stock and 13,164,576 shares outstanding.

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

Issuer Purchases of Equity Security Securities

We did not repurchase any of our equity securities during the years ended December 31, 2013 or December 31, 2012.

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

On January 28, 2014, we issued 4,475,000 shares of restricted common stock in exchange for 100% of the stock of Leading Edge Financial, Inc. (“LEF”) a Florida Corporation that provides credit management services. Concurrently, with the close of this transaction, Barry Hall was appointed Executive Chairman of the Board of Directors and Chief Financial Officer and Edward Zimbardi was appointed to the Board of Directors and Chief Executive Officer.

On October 1, 2013 the Company issued a one-year promissory note for $100,000. Under the terms of the note interest of 5% will be paid on the monthly anniversary of the note. Collateral for the note was 500,000 shares of the Company’s common stock which is being held in escrow until the note is fully paid. In the event of default on the note such shares will be issued to the note holder. On March 1, 2014 the Company released the 500,000 shares being held in escrow that were used to secure the $100,000 promissory note in exchange for the note and any outstanding interest due at the time of the exchange.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the period ended December 31, 2013 to the current year. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2013 AS COMPARED TO 2012

Revenues

Revenues for the year ended December 31, 2013 were $2,507,909 compared to $1,495,317 an increase of 68%. The reason for the increase was an increase of $1,097,741 or 104.9% in referral fees. This increase was offset by a decrease in product sales of $75,070 or 17.4%, commission revenue of $6,946 or 46.3% and service fees of $3,133 (there were no service revenues in 2013). The increase in referral fees was a direct result of greater affiliate activity complemented by a small increase of online advertising. Going forward the company anticipates that referral fees will decrease dramatically as we shift to selling products provided by third parties directly to our customers.

Operating Expenses

Operating expenses for the year ended December 31, 2013 were $2,677,484 compared to $2,116,063 an increase of $561,421 or 26.5%. The primary reason for the increase was an increase in commission expenses paid to our affiliate network of $425,186 or 164.0% as the company made a strategic decision to preserve cash as a result of a decrease in the efficacy of its online advertising. Also contributing to the increase was an increase in advertising expense which increased $55,146 or 7.9% and general and administrative expense. General and administrative expense increased primarily due to an increase in professional fees, rent, utilities and travel partially offset by a decrease primarily in software expense and merchant account fees.

Loss from Operations

As a result of the foregoing factors we had a loss from operations of $169,575 for the year ended December 31, 2013, compared to an operating loss of $620,746 for the same period in 2012, a decrease of $451,171 or 72.6%.

Interest Expense

Interest expense for the year ended December 31, 2012 was $15,368,515 compared to $3,060 for the same period in 2012. The primary reason for the increase was a non-cash charge of $15,343,983 related the issuance of 2,678,013 unregistered restricted shares of common stock at the request of the Note Holder exchanged for notes payable and unpaid interest in exchange for principal debt and its unpaid interest on the two outstanding Demand Promissory Notes. The remaining increase in interest expense related to two notes payable.

Net Loss

As a result of the foregoing factors we had a net loss of $15,538,090 for the year ended December 31, 2013, compared to a net loss of $623,806 for the same period in 2012, an increase of $14,914,284.

Going Concern

Since inception through December 31, 2013, we have not generated sufficient revenues to achieve operating profitability. We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the year ended December 31, 2013, our net loss was $15,538,090 and our accumulated deficit was $16,289,375. Accordingly, there can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

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

Significant changes in the number of employees

As of December 31, 2013, we had 16 employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time. Additionally, from time-to-time we rely heavily on independent contractors. Additionally, the founders of the Company provide a variety of services to the Company at no cost to the Company. At such time that the Company achieves financial stability and positive cash flow it is anticipated that the founders will become paid employees of the Company.

Liquidity and Capital Resources

As of December 31, 2013, EZJR had $64,010 in cash and cash equivalents and receivables of $15,265 and total current assets of $80,856. At the same date, EZJR had total current liabilities of $661,474, this includes: Accounts payable and accrued liabilities of $380,554, loan application fee liability of $66,320, deferred rent (current portion) of $3,938 ,related party advances of $100,662 and notes payable of $100,000.

During the year ended December 31, 2013 the Company saw a significant increase in its revenues when compared to the prior year. However, during the second half of the year the Company saw a significant decrease in revenues from the first two quarters and as a result experienced an operating loss. Furthermore, the change in the strategic direction of the Company to sell directly to customers provided by third parties rather than referring customers to outside vendors for a referral fee will result in a reduction in immediate revenue earned. Consequently, the Company will have to raise capital, either through the sale of equity or through loans, to sustain operations. There can be no assurance that such capital will be available and if not, the Company may have to significantly reduce or curtail its operations.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2013.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2013 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name	Age	Position & Offices Held
Barry Hall	65	Executive Chairman of the Board of Directors and Chief Financial Officer
Edward Zimbardi	46	Chief Executive Officer and Director
Adam Alred	32	Chief Technology Officer and Director

Biographies of Directors/Officers

Mr. Barry Hall, Executive Chairman of the Board of Directors and Chief Financial Officer

Mr. Hall was appointed to the Board of Directors as Executive Chairman and Chief Financial Officer on January 28, 2014. Mr. Hall concurrently serves as the President of Carlaris LV Inc. (Carlaris), which provides consulting services to the Company pursuant to a consulting agreement between Carlaris and the Company, dated March 15, 2013. Since July 2007 Hall has served as President of Carlaris and its predecessor company Carlaris, Inc., which provides management and consulting services.

Prior to the formation of Carlaris, Hall had various management roles including Chairman and Chief Executive Officer of CalAmp Corp. (symbol:CAMP), Chief Financial Officer of Earthlink, Inc. (symbol:ELNK), Chief Financial Officer of Styleclick, Inc., Chief Financial Officer of L.A. Cellular and Chief Financial Officer of Applied Solar Energy Corporation. Early in his career Hall worked as an Certified Public Accountant and audit manager for Arthur Young & Company where he managed the audits of a variety of companies in the high-tech, financial services and restaurant industries.

Hall holds an MBA and a BA in Mathematics, both earned at San Diego State University.

Mr. Edward Zimbardi, Chief Executive Officer

Ed Zimbardi was appointed Chief Executive Officer and Board member on January 28,. Prior to joining EZJR, Mr. Zimbardi was CEO of Fulfillment Central Publishing, Inc., and Internet marketing company, from 1999 until the company was sold in 2012.

Mr. Adam Alred, Chief Technology Officer/Director

Adam Alred was appointed as Chief Technology Officer on January 28, 2014. From From April 2011 to February 2014 Mr. Alred served as Chief Technology Officer of the Company. Mr. Alred’s career started in 2001 when he left Southern Poly University with a degree in computer engineering and joined the staff at Health Logic Systems Corporation (HLSC) in Tucker, Georgia where he began as a Web Support technician and advanced to Systems Administrator where he managed the firm's technical team and deployed the IT budget.

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

Board of Directors

Our board of directors currently consists of three members; Mr. Hall, Mr. Zimbardi and Mr. Alred. Our directors serve one-year terms.

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

ITEM 11. EXECUTIVE COMPENSATION

 The following table sets forth summary compensation information for the fiscal years ended December 31, 2013 and 2012.

Compensation

Our officer compensation for the years ended December 31, 2013 and 2012.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by OWR for the last completed fiscal year in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO).

EZJR Summary Compensation Table

Name	Principal Position	Year	Salary (1)	Bonus	Stock Awards	All Other Compensation	Total

Adam Alred	Chief Executive Officer	2013	$115,200	-0-	-0-	-0-	$115,200
		2012	115,200	-0-	-0-	-0-	115,200

(1) Adam Alred was appointed CEO on April 12, 2011. In accordance with his previous employment contract he is paid a salary of $115,200 per year. At December 31, 2013 and 2012 $59,723 and $33,185, respectively was due and outstanding to Mr. Alred under his agreement related to deferred payments.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2013.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through December 31, 2013.

 Option Exercises for Fiscal Year-Ending December 31, 2013

There were no options exercised by our named executive officer in fiscal year ending December 31, 2013.

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

Director Compensation

We did not pay our directors any compensation, for their services as a director, during fiscal years ending December 31, 2013 and 2012.

ITEM 12. SERCURITY OWNERSHIP OF CERTAN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the ownership of our common stock on April 14, 2013 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 18,139,576 shares of common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned
Directors and Executive Officers
Barry Hall, Chairman and Chief Financial Officer 2001 Lawrenceville Suwanee Road, Ste. 203 Suwanee, GA 30024	750,000	4.1%
Edward Zimbardi, Chief Executive Officer 2001 Lawrenceville Suwanee Road, Ste. 203 Suwanee, GA 30024	9,036,500	49.8%
Adam Alred, Director and Chief Technology Officer 2001 Lawrenceville Suwanee Road, Ste. 203 Suwanee, GA 30024	1,500,000	8.3%
All Directors and Officers as a Group	11,286,500	62.2%
5% Stockholders
Financial Pacific (FIPA) Balboa Avenue, BBVA Tower, 16th Floor Panama City, Panama	1,440,000	7.9%

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

(2)     Brenda Zimbardi, P. O. Box 33, Hoschton, GA 30548, Mr. Zimbardi’s wife is the beneficial owner who has the ultimate voting control over 7,636,500 shares held in the name of AdMaxOffers.com. We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

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

Advances from Stockholders and Issuance of Common Stock

During the year ended December 31, 2013, the net increase in the amount of related party advances was $34,800 from the balance of $75,862 related party advances outstanding as of December 31, 2012. As of December 31, 2013, there was $110,662 in related party advances outstanding.

During the year ended December 31, 2012 stockholders, including the majority stockholder advanced the company $92,842, net of repayments. During the period from inception to December 31, 2011, the majority shareholder advanced funds to the Company for working capital needs totaling $73,050, net of repayments. On March 21, 2012 The Company issued 1,477,813 shares of its common stock in payment of advances made by its majority shareholder of $118,225.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 On December 4, 2012 (the "Engagement Date"), the Registrant's Board of Directors approved the appointment of and engaged De Joya Griffith, LLC, 2580 Anthem Village Dr., Henderson, Nevada 89052, as the Registrant's independent registered public accounting firm. The aggregate fees billed to us or incurred by us by De Joya Grifiths, LLC for the year ended December 31, 2013 were as follows:

	For Year Ended December 31, 2013	For Year Ended December 31, 2012
(1) Audit Fees (1)	$54,750	$41,000
(2) Audit-Related Fees	-$0-	-$0-
(3) Tax Fees	-$0-	-$0-

(1) Audit Fees include fees billed and expected to be billed for services performed as of December 31, 2013 to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

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

For the years ended December 31, 2013 and 2012, there were no fees billed for professional services rendered by the Company’s independent auditors for audit-related fees, which include assistance with responding to SEC comment letters, consents, and procedures performed relating to potential acquisitions.

Tax Fees

For the years ended December 31, 2013 and 2012, there were no fees billed for the preparation of corporate tax returns.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Share Exchange Agreement and Plan of Merger, dated March 1, 2012		8-K	12/31/2011	2.1	03/05/12
3.1	Articles of Incorporation		10	6/30/09	3.1	10/29/09
3.2	By-laws		10	6/30/09	3.2	10/29/09
10.1	Exclusive Option Agreement between IVPSA Corporation and the Cleveland Clinic, dated March 15, 2007		10	6/30/09	10.1	10/29/09
10.2	Extension of Exclusive Option Agreement between IVPSA Corporation and the Cleveland Clinic, dated April 14, 2008		10	6/30/09	10.1	10/29/09
10.3	Lead Generation Agreement between OwnerWiz Realty and Fulfillment Central Publishing, dated April 25, 2011		8-K/A	12/31/2011	10.3	04/20/12
10.4	Employment Agreement with Adam Alred, dated October 9, 2011		8-K/A	12/31/2011	10.4	04/20/12
10.5	Employment Agreement with Guy Arnone, dated February 29, 2012		8-K/A	12/31/2011	10.5	04/20/12
10.6	Share Exchange Agreement between EZJR and Leading Edge Financial dated January 28, 2014		8-K	12/31/13	10.6	01/28/14
10.7	Contract for services between EZJR and The Law Offices of Thomas C. Cook, Ltd. dated January 28, 2014		8-K	12/31/13	10.7	01/28/14
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	*	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtesible Business Reporting Language)
(1) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012.
(2) Consolidated Statements of Operations for the year ended December 31, 2013 and December 31, 2012.
(3) Consolidated Statements of Cash Flows for the year ended December 31, 2013 and December 31, 2012.
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

EZJR, INC.

Date: April 15, 2014	/s/ Barry Hall
Name: Barry Hall
Title: Executive Chairman and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2014	/s/ Edward Zimbardi
Name: Edward Zimbardi
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 15, 2014	/s/ Adam Alred
Name: Adam Alred
Title: Director and Chief Technology Officer

EZJR, Inc.

DE JOYA GRIFFITH

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

EZJR, Inc.

We have audited the accompanying consolidated balance sheets of EZJR, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZJR, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

April 14, 2014

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702) 563-1600 Fax: (702) 920-8049

EZJR, INC.
Consolidated Balance Sheets
(Audited)

	December 31,	December 31,
	2013	2012
ASSETS

Current assets
Cash	$64,010	$24,205
Receivables	15,265	15,164
Other assets	1,581	1,581
Total current assets	80,856	40,950

Furniture and equipment, net	19,419	19,514
Other assets	7,574	4,724
Total assets	$107,849	$65,188

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$380,554	$264,964
Loan application fee liability	66,320	178,315
Related party notes payable	-	54,021
Related party advances	110,662	75,862
Notes payable	100,000	-
Deferred rent-current	3,938	2,199
Total current liabilities	661,474	575,361

Deferred rent- non current	2,413	6,350
Total liabilities	663,887	581,711

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value,
70,000,000 shares authorized, 13,164,576
and 10,386,563 shares issued and outstanding
as of December 31, 2013 and December 31, 2012,
Respectively	13,165	10,387
Additional paid-in capital	15,720,172	224,375
Accumulated deficit	(16,289,375)	(751,285)
Total stockholders' deficit	(556,038)	(516,523)
Total liabilities and stockholders' deficit	$107,849	$65,188
	-
The accompanying notes are an integral part of these consolidated financial statements

EZJR, INC.
Consolidated Statements of Operations
(Audited)

	For the year	For the year
	ended	ended
	December 31, 2013	December 31, 2012

REVENUES
Product sales	$356,007	$431,077
Referral fees	2,143,857	1,046,116
Commission revenue	8,045	14,991
Services fees	-	3,133
Total revenues	2,507,909	1,495,317

Operating Expenses:
Commission expenses	684,500	259,314
Advertising	756,262	701,116
Loan application fee costs	-	91,000
Selling costs	722,082	601,778
General and administrative	514,640	462,855
Total operating expenses	2,677,484	2,116,063

Other expenses
Interest expense	(15,368,515)	(3,060)
Total other expenses	(15,368,515)	(3,060)

Net loss	$(15,538,090)	$(623,806)

Net loss per share - basic	$(1.30)	$(0.07)

Weighted average number of common
shares outstanding – basic	11,996,662	8,604,468

The accompanying notes are an integral part of these consolidated financial statements

EZJR, Inc
Statement of Stockholders' Deficit
Years Ended December 31, 2013 and 2012
(Audited)
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, DECEMBER 31, 2011	-	-	390,000	$ 390	$ 64,547	$ (127,479)	(62,542)

Recapitalization of OWR resulting from reverse merger with EZJR	-	-	7,873,750	7,874	(7,874)	-	-
Issuance of common shares to satisfy related party payables	-	-	1,477,813	1,479	116,746	-	118,225
Issuance of common shares to satisfy note payable - related party	-	-	625,000	624	49,376	-	50,000
Issuance of common shares for consulting fees	-	-	20,000	20	1,580	-	1,600
Net loss	-	-	-	-	-	(623,806)	(623,806)
BALANCE, DECEMBER 31, 2012	-	-	10,386,563	10,387	224,375	(751,285)	(516,523)

Sale of common stock $1.00 per share	-	-	100,000	100	99,900	-	100,000
Issuance of common stock in exchange for $54,592 demand note			2,678,013	2,678	15,395,897	-	15,398,575
Net loss	-	-	-	-	-	(15,538,090)	(15,538,090)
BALANCE, DECEMBER 31, 2013	-	-	13,164,576	$ 13,165	$ 15,720,172	$ (16,289,375)	$ (556,038)

The accompanying notes are an integral part of these consolidated financial statements

EZJR, Inc.
Consolidated Statements of Cash Flows
(Audited)

	Year	Year
	Ended December 31,	Ended December 31,
	2013	2012

OPERATING ACTIVITIES
Net loss	$(15,538,090)	$(623,806)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	6,613	4,128
Consulting expense-stock-based	-	1,600
Software write-off-stock-based	-	50,000
Non-cash interest expense related to issuance of common stock in exchange for cancellation of demand notes	15,343,983	-
Changes in operating assets and liabilities:
Prepaid expense	-	50
Receivables	(101)	(15,164)
Other assets	(2,850)	(2,105)
Accounts payable and accrued liabilities	116,161	264,647
Loan application fee liability	(111,995)	178,315
Deferred rent	(2,198)	8,549
Net cash used by operating activities	(188,477)	(133,786)

INVESTING ACTIVITIES
Purchases of fixed assets	(6,518)	(12,413)
Net Cash used by Investing Activities	(6,518)	(12,413)

FINANCING ACTIVITIES
Proceeds from sale of common stock	100,000	-
Proceeds from notes payable	100,000	-
Proceeds from related party notes	-	55,121
Proceeds from related party advances	113,173	104,842
Repayment of related party advances	(78,373)	(12,000)
Net cash provided by financing activities	234,800	147,963

NET CHANGE IN CASH	39,805	1,764

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	24,205	22,441
END OF PERIOD	$64,010	$24,205

SUPPLEMENTAL DISCLOSURES:
Interest paid	$17,361	$2,000
Income taxes paid	$10	$-

Non-cash investing and financing activities:
Notes payable satisfied with issuance of common stock	$54,592	$50,000
Stock issued to settle related party advances	$-	$118,225

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

Corporate Structure

EZJR, Inc. ("Company") ("EZJR") is an Internet marketing company and real estate company located in Georgia.  OwnerWiz Realty, Inc. (“OWR”) is the Company’s wholly-owned subsidiary. OWR was incorporated April 12, 2011. OW Marketing, Inc. (“OWM”) is a wholly-owned subsidiary of OWR and was incorporated on October 23, 2011. On January 28, 2014, the Company acquired Leading Edge Financial (“LEF”), a private Florida corporation engaged in the business of personal credit management

OWM’s Business

OW Marketing, Inc., operates several websites which offer users several services. These services include credit monitoring, credit management, credit reports, and real estate listings. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. During the years ended December 31, 2013 and 2012, the Company did not provide the credit related services, but rather referred the customer's information to third party companies. The Company received referral fees from these third party credit service providers. During 2014, it is management’s intention to provide these services directly through our customers, by licensing the information necessary. Also, the Company has identified a number of additional businesses for which it could expand its product offerings and generate additional revenues. For the Company to fully execute on its business model for OWM, it will require substantial cash resources which are currently unavailable.

 OWR’s Business

OwnerWiz Realty Inc. is a Georgia licensed real estate company that represents both buyers and sellers of homes.

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

OWR’s principal business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties. During the years ended December 31, 2013, and 2012, OWR did a minimal amount of business due to fiscal constraints. For the Company to fully execute on its business model for OWR it will require substantial cash resources which are currently unavailable. During 2014, the Company intends to reduce its real estate activities and concentrate on OWM’s business.

Going Concern and Management's Plan

From inception (April 12, 2011) through December 31, 2013, we had an accumulated deficit of $16,289,375 and as such our independent accountants have substantial doubts about the Company’s ability to continue as a going concern. Since inception through December 31, 2013, we have not generated sufficient revenues to achieve operating profitability. We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the year ended December 31, 2013, our net loss was $15,538,090. Accordingly, there can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

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

Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.  These reclassifications had no effect on previously reported results of operations.  The Company reclassified liabilities due to a shareholder from accounts payable to related party advances.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

The consolidated financial statements include the accounts of the Company (a Nevada Corporation) and its subsidiaries, Ownerwiz Realty and OW Marketing, all of which are wholly-owned. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

Service and Referral Fees

The Company, through its wholly owned subsidiary, OWM, operates several websites which offer users several services. These services include credit monitoring, credit repair, credit reports, rent to own real estate and real estate finance applications. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. As of December 31, 2013 the Company did not perform these credit related services, but rather referred the customer's information to third party companies. The Company receives referral fees from these third party credit service providers. Both of these fees are recorded as revenue when received. During the year ended December 31, 2014 it is the Company’s intention to provide these services by reselling services of third parties.

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

From April 15, 2012 to August 3, 2012 the Company received 56 loan applications totaling $274,710 in loan application fees. Of this amount $91,000 was subsequently paid to SCS on behalf of applicants. Additionally, as of December 31, 2012 a total of $96,395 had been refunded to applicants by the Company. Of that amount, $4,000 was refunded to applicants that were, in fact, paid to SCS and the responsibility of SCS. Subsequent to December 31, 2013 an additional $2,400 has been refunded to applicants.

The Company does not believe that it is legally liable for any amounts forwarded to SCS on behalf of applicants. However, from time-to-time, on a case-by-case basis the Company has refunded amounts to applicants that were paid to SCS. Regardless, it is the Company’s policy to record the total of all loan application fees it has received as a loan application fee liability until such time as a refund is made to the applicant either by SCS or the Company. As of December 31, 2013 and 2012, $66,320 and $178,315, respectively, was recorded as a loan application liability.

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

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2013 and 2012, the Company’s cash and cash equivalents were on deposit in federally-insured financial institutions.

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

Accounts payable are reported at their historical carrying values, which approximate their fair values based on their short-term nature.

The fair value measurements of the Company’s financial instruments at December 31, 2013 and December 31, 2012 were as follows:

	Level 1	Level 2	Level 3	Total

December 31, 2013
Cash and cash equivalents	$ 64,010	$ -	$ -	$ 64,010

December 31, 2012
Cash and cash equivalents	$ 24,205	$ -	$ -	$ 24,205

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

3. Property and Equipment

Property and equipment consists of the following:

	December 31,	December 31,
	2013	2012
Furniture and fixtures	$ 14,033	$ 14,033
Equipment	8,284	1,767
Leasehold Improvements	9,447	9,447
Total	31,764	25,247
Accumulated depreciation	(12,345)	(5,733)
Property and equipment, net	$ 19,419	$ 19,514

Depreciation expense for the years ended December 31, 2013 and 2012 was $6,613 and $4,128, respectively.

4. Related Party Transactions

Sales Lead Contract

The Company purchases its qualified client leads from an entity which was owned by a beneficial owner of the majority stockholder. Beginning May 1, 2011, the Company entered into a one-year agreement whereby the Company would receive a monthly minimum of 100 real estate sales leads for a fixed fee of $1,000 per month. All amounts payable per the agreement are unpaid, and separately identified on the face of our financial statements. Either party can terminate the contract by providing a 30 day notice. The agreement was extended to December 2012 upon which it expired. During the course of the agreement the Company incurred $20,000 in expenses all of which were was outstanding at December 31, 2013 and December 31, 2012, respectively. The entity was sold by the stockholder to another party in July 2012 and is no longer considered a related party.

Shareholder Advances

During the year ended December 31, 2013, the net increase in the amount of related party advances was $35,800 from the balance of $75,862 related party advances outstanding as of December 31, 2012. As of December 31, 2013, there was $110,662 in related party advances outstanding.

 Notes Payable - Related Party

At December 31, 2012, we had a related party liability of $54,021. The liability consisted of two Demand Promissory Notes Payable for $20,000 and $33,740 plus accrued interest due to a company controlled by the CEO. The Company had pledged 1,000,000 and 1,687,013, respectively of unregistered restricted shares as collateral for the timely performance on this note. However, on June 4, 2013, the Company issued 2,678,013 unregistered restricted shares of common stock at the request of the Note Holder in exchange for principal debt and its unpaid interest on the two outstanding Demand Promissory Notes. At the time of the payment, the fair market value of the common stock issued was $15,398,575, based on the trading price of $5.75 per share on May 30, 2013, the date of the demand for payment. The difference between the amounts of the Demand Promissory Notes and the fair market value of the stock was booked as a non-cash interest expense of $15,343,983 in the second quarter of 2013.

For years ended December 31, 2013 interest expense was $15,368,515 and $3,060, respectively, including the non-cash interest described above.

5. Commitments, Contingencies and Management's Plan

Facility Lease

In April 2012, the Company entered into a lease for a new office facility. The lease began May 1, 2012 and expires June 30, 2015. The first two months of rent are free, year one calls for monthly base rent of $4,724, year two has monthly base rent of $4,866 and year three has monthly base rent of $5,014. Rent expense is recorded on the straight-line method over the term of the lease. A security deposit of $4,724 was paid upon execution of the lease. In December 2013, the company vacated this facility over a dispute with the landlord on maintenance of the heating system. The Company is currently negotiating a termination of the lease however, for reporting purposes payments due under the lease are reported in the schedule below.

In January 2014, the Company entered into a lease for a new office facility. The lease began January 1, 2014 and expires December 31, 2016. Rent on a monthly basis is $1,100 for 2014, $1,133 for 2015 and $1,167 for 2016.

Future lease payments related to the Company’s office leases as of December 31, 2013 are as follows:

2014	$ 72,480
2015	43,680
2016	14,004
Total	$ 130,164

Employment Contracts

On October 9, 2011, the Company entered into one-year employment agreements with two individuals. One was hired as Chief Compliance Officer (CCO) and the other was with the Company's CEO to continue serving in that role. The agreement with the CCO was subsequently terminated while the CEO agreement calls for the officer to receive compensation of $9,600 per month. At December 31, 2013 and 2012 $59,723 and $33,185, respectively was due and outstanding under his agreement.

 Concentrations

For the years ended December 31, 2013 and 2012 approximately 79% and 88%, respectively of the Company's referral fee was generated from three customers. It is anticipated that in the future the company will rely less on these customers as it transitions from a recurring revenue model to selling service provided by third parties. No single customer provided 10% or more of product sales service fees and commission revenue is non-recurring.

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

6. Promissory Note

On October 1, 2013 the Company issued a one-year promissory note for $100,000. Under the terms of the note interest of 5% will be paid on the monthly anniversary of the note. Beginning May 1, 2014 the Company is obligated to pay down the note at an amount of $16,666.67 each month until the note is fully paid. Collateral for the note is 500,000 shares of the Company’s common stock which is being held in escrow until the note is fully paid. In the event of default on the note such shares will be issued to the note holder. On March 1, 2014 the Company released the 500,000 shares being held in escrow that were used to secure the $100,000 promissory note.

7. Income Taxes

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $49,877 ($244,890 in 2012) which is calculated by multiplying a 35% estimated tax rate by the taxable cumulative NOL of $142,507. The total valuation allowance is $49,877 ($244,890 in 2012). Details for the last two years follow:

	December 31,	December 31,
	2013	2012
Deferred tax asset	$ 49,877	$ 244,890
Valuation allowance	(49,877)	(244,890)
Net deferred asset	$ -	$ -

8. Stockholders’ Equity

Issuance of Common Stock

During year ended December 31, 2013 the Company sold 100,000 shares of restricted common stock for $1.00 per share. Additionally, as discussed in Note 4 to these financial statements, the Company issued 2,678,013 unregistered restricted shares of common stock to a related party in exchange for principal debt and its unpaid interest on the two outstanding Demand Promissory Notes totaling $54,592 including accrued interest. At the time of the issuance, the fair market value of the common stock issued was $15,398,575, based on the trading price of $5.75 per share on May 30, 2013, the date of the demand for payment. The difference between the amounts of the Demand Promissory Notes and the fair market value of the stock was booked as a non-cash interest expense of $15,343,983.

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

9. Subsequent Events

Payments related to SCS Agreement

As discussed in Note 2 to these financial statements, subsequent to December 31, 2013, the Company has refunded an additional $2,400 to applicants for amounts received by the Company related to the SCS agreement.

Acquisition of Leading Edge Financial, Inc.

On January 28, 2014, we issued 4,475,000 shares of restricted common stock in exchange for 100% of the stock of Leading Edge Financial, Inc. (“LEF”) a Florida Corporation that provides credit management services. Concurrently, with the close of this transaction, Barry Hall was appointed Executive Chairman of the Board of Directors and Chief Financial Officer and Edward Zimbardi was appointed to the Board of Directors and Chief Executive Officer. Adam Alred, the Company’s Chief Executive Officer, resigned from that position and was appointed Chief Technology Officer.

Exchange of Stock for Promissory Note

On March 1, 2014 the Company released the 500,000 shares being held in escrow that were used to secure the $100,000 promissory note described in Note 6 to these financial statements in exchange for the note and any outstanding interest due at the time of the exchange.

Corporate Status with Nevada Secretary of State

On April 15, 2014, the Company paid $1,425 in delinquent filing fees to the Secretary of State of Nevada in order to bring current the filings of its Annual List of Officers and Directors and state business license fee for the years 2012 and 2013.