Form 10-Q
period 2014-03-31
EZJR, Inc.
filed 2014-05-20
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 20, 2014, the registrant’s outstanding common stock consisted of 18,139,576 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

EZJR, Inc.

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2014

PART I. Financial Information

EZJR, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2014	2013
		(restated)
ASSETS

Current assets
Cash	$27,635	$64,793
Receivables	22,756	15,265
Other current assets	4,081	1,581
Total current assets	54,472	81,639

Furniture and equipment, net	14,823	20,464
Other assets	5,074	7,574
Total assets	$74,369	$109,677

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$425,260	$380,554
Loan application fee liability	64,020	66,320
Related party notes payable	100,000	-
Related party advances	109,062	110,662
Notes payable	25,000	125,000
Deferred rent-current	4,383	3,938
Total current liabilities	727,725	686,474

Deferred rent- non current	1,206	2,413
Total liabilities	728,931	688,887

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value,
70,000,000 shares authorized, 18,139,576
and 13,164,576 shares issued and outstanding as of
March 31, 2014 and December 31, 2013, respectively	18,140	13,165
Additional paid-in capital	17,035,297	15,720,272
Accumulated deficit	(17,707,999)	(16,312,647)
Total stockholders' deficit	(654,562)	(579,210)
Total liabilities and stockholders' deficit	$74,369	$109,677

The accompanying notes are an integral part of these consolidated financial statements

EZJR, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

REVENUES
Product sales	$185,782	$106,867
Referral fees	174,873	871,616
Commission revenue	-	2,625
Total revenues	360,655	981,108

Operating Expenses:
Commission expenses	74,763	246,921
Advertising	17,692	265,015
Sales expense	223,627	213,064
General and administrative	194,635	130,603
Total operating expenses	510,717	855,603

Other expenses
Interest expense related parties	(1,244,400)	(3,547)
Other interest expense	(890)	(571)
Total other expenses	(1,245,290)	(4,118)

Net income (loss)	$(1,395,352)	$121,387

Net income (loss) per share - basic and diluted	$(0.08)	$0.01

Weighted average number of common
shares outstanding - basic and diluted	16,514,020	10,386,563

The accompanying notes are an integral part of these consolidated financial statements

EZJR, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$(1,395,352)	$121,387
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Depreciation	1,049	1,568
Non-cash interest related to the issuance of stock in
exchange for promissory note and accrued interest	1,212,500	-
Changes in operating assets and liabilities:
Receivables	(7,491)	5,559
Other assets	-	(4,723)
Accounts payable and accrued liabilities	52,206	44,191
Loan application fee liability	(2,300)	(93,500)
Deferred rent	(762)	(335)
Net cash provided (used) by operating activities	(140,150)	74,147

INVESTING ACTIVITIES
Disposal of fixed assets	4,592
Purchases of fixed assets	-	(3,790)
Net cash provided (used) by investing activities	4,592	(3,790)

FINANCING ACTIVITIES
Proceeds from related party notes payable	100,000	571
Repayment of related party advances	(1,600)	(15,596)
Net cash provided (used) by financing activities	98,400	(15,025)

NET CHANGE IN CASH	(37,158)	55,332

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	64,793	24,205
END OF PERIOD	$27,635	$79,537

SUPPLEMENTAL DISCLOSURES:
Interest paid	$7,350	$3,000
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accrued interest payable satisfied with issuance of common stock	$7,500	$-
Notes payable satisfied with issuance of common stock	$100,000	$-

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

On January 28, 2014, the Company acquired Leading Edge Financial (“LEF”), a private Florida corporation engaged in the business of personal credit management in a stock exchange transaction whereby the Company exchanged 4,475,000 shares of restricted common stock in exchange for 100% of the stock of LEF.

Corporate Structure

EZJR, Inc. ("Company") ("EZJR") is an Internet marketing company and real estate company located in Georgia.  OwnerWiz Realty, Inc. (“OWR”) is the Company’s wholly-owned subsidiary. OWR was incorporated April 12, 2011. OW Marketing, Inc. (“OWM”) is a wholly-owned subsidiary of OWR and was incorporated on October 23, 2011. LEF is a wholly-owned subsidiary of EZJR.

OWM’s Business

OW Marketing, Inc., operates several websites which offer users several services. These services include credit monitoring, credit management, credit reports, and real estate listings. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. During the three months ended March 31, 2014 and 2013, the Company did not provide any credit related services other than credit management through LEF. Rather the Company referred the customer's information to third party companies. The Company received referral fees from these third party credit service providers. During 2014, it is management’s intention to provide these services directly through our customers, by licensing the information necessary. Also, the Company has identified a number of additional businesses for which it could expand its product offerings and generate additional revenues. For the Company to fully execute on its business model for OWM, it will require substantial cash resources which are currently unavailable.

Credeze™ - Credit Monitoring Service. In March 2014, we launched Credeze on a test basis. The Credeze product is both a credit monitoring service as well as an identity protection program. Customers subscribe to Credeze Identity Protection Program and are charged on a recurring monthly basis. Credeze monitors each customer’s credit daily through all three of the major credit bureaus, and immediately alerts the customer through our notification reports system in the case of a change in their credit score. Customers also have secure, 24 hour access to their credit reports from the major credit bureaus. Additionally, the Credeze Website has a variety of tools and resources to provide customers with the information for protecting their identity. Credeze began generating limited revenues in March 2014.

Listingswiz – Rent-to-Own Home Finder. Listingswiz is a Website designed to help the customer complete the process of buying a home. Customers pay a monthly fee for access to various tools to achieve that goal. They start with a personal profile that outlines the type of home they desire including number of bedrooms and bathrooms along with the targeted monthly payment. The site allows visitors to view home listings for free. However, paid subscribers may view detailed data and have access to the Company Home Resume service.

LEF’s Business

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

The customer is also provided access to a Target Score Simulator (“TSS”) which is an interactive tool that instructs the customer as to the best things to do and not to do to increase their credit score. The customer starts by selecting the credit bureau that they would like to simulate. The customer then enters a target score that they would like to achieve. They are then provided with a list of the most efficient recommendation to reach the target score. In some cases there may be a recommendation to use the credit line in order to gain credit score points or they may be required to have a creditor reporting agency correct the high credit amount on their credit report. These recommendations are calculated first before a pay down approach in order to save the customers the most amount of money possible. The simulator alerts the customer of the total points recovered and the cost to acquire those points to reach their target score to attain that score. Conversely, the customer is also able to manually simulate the results from various changes to their credit report. By making changes to their report, they can see what the change to their credit score will be.

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

OWR’s principal business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties. During the three month ended March 31, 2014, and 2013, OWR did a minimal amount of business due to fiscal constraints. During 2014, the Company intends to reduce its real estate activities and concentrate on OWM’s business. Ultimately, management believes that all operations related to OWR will cease.

Going Concern and Management's Plan

From inception (April 12, 2011) through March 31, 2014, we had an accumulated deficit of $17,707,999 and as such our independent accountants have substantial doubts about the Company’s ability to continue as a going concern. Since inception through March 31, 2014, we have not generated sufficient revenues to achieve operating profitability. We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the three months ended March 31, 2014, our net loss was $1,395,352. Accordingly, there can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

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

2. Summary of Significant Accounting Policies

 Principles of Consolidation

The consolidated financial statements include the accounts of the Company (a Nevada Corporation) and its subsidiaries, Ownerwiz Realty, OW Marketing and Leading Edge Financial, all of which are wholly-owned. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

Service and Referral Fees

The Company, through its wholly owned subsidiary, OWM, operates several websites which offer users several services. These services include credit monitoring, credit repair, credit reports, rent to own real estate and real estate finance applications. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. As of March 31, 2014 the Company did not perform all of these credit related services, but rather in some cases referred the customer's information to third party companies. The Company received referral fees from these third party credit service providers. These fees were recorded as revenue when received. During the remainder of the year ended December 31, 2014 it is the Company’s intention to provide these services by reselling services of third parties.

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

From April 15, 2012 to August 3, 2012 the Company received 56 loan applications totaling $274,710 in loan application fees. Of this amount $91,000 was subsequently paid to SCS on behalf of applicants. Additionally, as of March 31, 2014 a total of $116,690 had been refunded to applicants by the Company. Of that amount, $4,000 was refunded to applicants that were, in fact, paid to SCS and the responsibility of SCS. Subsequent to March 31, 2014 an additional $950 has been refunded to applicants.

The Company does not believe that it is legally liable for any amounts forwarded to SCS on behalf of applicants. However, from time-to-time, on a case-by-case basis the Company has refunded amounts to applicants that were paid to SCS. Regardless, it is the Company’s policy to record the total of all loan application fees it has received as a loan application fee liability until such time as a refund is made to the applicant either by SCS or the Company. As of March 31, 2014 and December 31 2013 the balances were $64,020 and $66,320, respectively.

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

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2014 and December 31, 2013, the Company’s cash and cash equivalents were on deposit in federally-insured financial institutions.

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

Accounts payable are reported at their historical carrying values, which approximate their fair values based on their short-term nature.

The fair value measurements of the Company’s financial instruments at March 31, 2014 and December 31, 2013 (as restated) were as follows:

	Level 1	Level 2	Level 3	Total

March 31, 2014
Cash and cash equivalents	$ 27,635	$ -	$ -	$ 27,635

December 31, 2013
Cash and cash equivalents	$ 64,793	$ -	$ -	$ 64,793

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

3. Acquisition of Leading Edge Financial, Inc.

One January 28, 2014, the Company issued 4,475,000 shares of restricted common stock in exchange for 100% of the stock of Leading Edge Financial, Inc. (“LEF”) a Florida Corporation that provides credit management services. On the date of the acquisition LEF was 54% owned by individuals with a majority beneficial interest in the Company including one person who was the CEO and sole director of the Company at that time. As such the acquisition was accounted for by means of a pooling of the entities under GAAP because the entities were under common control at the time of the transaction.

4. Restatement

As the Company was required to record the transaction as a pooling of entities and the prior year financial statements will be restated as a result of the acquisition.  LEF was incorporated on March 4, 2013 but did not begin operations until June 2013. As such the pooling of entities has no effect on the statement of operation or cash flow for the three months ended March 31, 2013.

The following is a summary of the impact of the restatement on the Company’s consolidated balance sheet as of December 31, 2013:

	As Previously Reported	Adjustments for Pooling with Leading Edge Financial, Inc.	As Restated
ASSETS
Current assets
Cash	$64,010	$783	$64,793
Receivables	15,265	-	15,265
Other current assets	1,581	-	1,581
Total current assets	80,856	783	81,639

Furniture and equipment, net	19,419	1,045	20,464
Other assets	7,574	-	7,574
Total assets	$107,849	$1,828	$109,677
			-
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$380,554	$-	$380,554
Loan application fee liability	66,320	-	66,320
Related party advances	110,662	-	110,662
Notes payable	100,000	25,000	125,000
Deferred rent-current	3,938	-	3,938
Total current liabilities	661,474	25,000	686,474
			-
Deferred rent- non current	2,413	-	2,413
Total liabilities	663,887	25,000	688,887
			-
Stockholders' deficit
Common Stock	13,165	-	13,165
Additional paid-in capital	15,720,172	100	15,720,272
Accumulated deficit	(16,289,375)	(23,272)	(16,312,647)
Total stockholders' deficit	(556,038)	(23,172)	(579,210)
Total liabilities and stockholders' deficit	$107,849	$1,828	$109,677

5. Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2014	2013
Furniture and fixtures	$ 14,033	$ 14,033
Equipment	8,284	8,284
Software	1,140	1,045
Leasehold improvements	-	9,447
Total	23,457	32,809
Accumulated depreciation	(8,634)	(12,345)
Property and equipment, net	$ 14,823	$ 20,464

Depreciation expense for the three months ended March 31, 2014 and 2013 was $1,049 and $1,568, respectively. Additionally, during the three month period ended March 31, 2014, the Company incurred a charge of $4,592 related disposal of leasehold improvements for office space that we abandoned.

6. Related Party Transactions

Shareholder Advances

As of March 31, 2014 and December 31, 2013, the amount of related party advances was $109,062 and $110,662, respectively. These advances have no terms and are to be repaid at the discretion of the Company.

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

On January 29, 2014 the Company issued a $100,000 promissory note to a shareholder. The note bears interest at 10% per month in the event that it was not paid by March 29, 2014. To date there have been no interest payments and as such the Company is in default on the note

7. Commitments, Contingencies and Management's Plan

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

Future lease payments related to the Company’s office leases as of March 31, 2014 are as follows:

2014	$ 54,582
2015	43,680
2016	14,004
Total	$ 112,266

Employment Contracts

On October 9, 2011, the Company entered into one-year employment agreements with two individuals. One was hired as Chief Compliance Officer (CCO) and the other was with the Company's CEO to continue serving in that role. The agreement with the CCO was subsequently terminated while the CEO agreement calls for the officer to receive compensation of $9,600 per month. At March 31, 2014 and December 31, 2013, $59,723 was due and outstanding under his agreement.

Concentrations

For the three months ended March 31, 2014 and 2013 approximately 96% and 98%, respectively of the Company's revenue from referral fees was generated from three customers. It is anticipated that in the future the company will rely less on these customers as it transitions from a recurring revenue model to selling service provided by third parties. No single customer provided 10% or more of product sales service fees and commission revenue is non-recurring.

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

8. Promissory Notes

On October 1, 2013 the Company issued a one-year promissory note for $100,000. Under the terms of the note interest of 5% would be paid on the monthly anniversary of the note. Beginning May 1, 2014 the Company was obligated to pay down the note at an amount of $16,666.67 each month until the note was fully paid. Collateral for the note was 500,000 shares of the Company’s common stock which was held in escrow until the note was fully paid. In the event of default on the note such shares would be issued to the note holder. On March 1, 2014 the Company released the 500,000 shares being held in escrow that were used to secure the $100,000 promissory note in exchange for the note and $7,500 of outstanding interest that was due at the time of the exchange. The difference between the amounts of the promissory note and accrued interest and the fair market value of the stock was booked as a non-cash interest expense of $1,220,000 during the quarter.

On January 28, 2014, we issued 4,475,000 shares of restricted common stock in exchange for 100% of the stock of Leading Edge Financial, Inc. (“LEF”) a Florida Corporation that provides credit management services. Recorded on the books of LEF at the time of the transaction was a promissory note in the amount of $25,000. The note bears interest at 3.0% per month and was due and payable at December 15, 2013. At the date of the transaction and these financial statements LEF was in default on the note. As such, at the discretion of the note holder, the note can be declared due and payable.

For the three months ended March 31, 2014 interest expense was $1,245,290 of which $1,220,000 was non-cash interest, as described above, and $24,400 was payable to related parties.

For the three months ended March 31, 2013 interest expense was $4,118 of which $571 was to a related party.

9. Stockholders’ Equity

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

On March 1, 2014, the Company released the 500,000 shares being held in escrow that were used to secure the $100,000 promissory note described in Note 8 to these financial statements in exchange for the note and any outstanding interest due at the time of the exchange.

10. Subsequent Events

As discussed in Note 2 to these financial statements, subsequent to March 31, 2014, the Company has refunded an additional $950 to applicants for amounts received by the Company related to the SCS agreement.

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

The following discussion and analysis compares our results of operations for the three months ended March 31, 2014 and 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014.

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

OwnerWiz Realty, Inc. (“OWR”) is the Company’s wholly-owned subsidiary. OWR was incorporated April 12, 2011. OW Marketing, Inc. (“OWM”) is a wholly-owned subsidiary of OWR and was incorporated on October 23, 2011. On January 28, 2014, the Company acquired Leading Edge Financial (“LEF”), a private Florida corporation engaged in the business of personal credit management.

OWM’s Business

OW Marketing, Inc., operates several websites which offer users several services. These services include credit monitoring, credit management, credit reports, and real estate listings. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. During the three months ended March 31, 2014 and 2013, the Company did not provide any credit related services other than credit management through LEF. Rather the Company referred the customer's information to third party companies. The Company received referral fees from these third party credit service providers. During 2014, it is management’s intention to provide these services directly through our customers, by licensing the information necessary. Also, the Company has identified a number of additional businesses for which it could expand its product offerings and generate additional revenues. For the Company to fully execute on its business model for OWM, it will require substantial cash resources which are currently unavailable.

Credeze™ - Credit Monitoring Service. In March 2014, we launched Credeze on a test basis. The Credeze product is both a credit monitoring service as well as an identity protection program. Customers subscribe to Credeze Identity Protection Program and are charged on a recurring monthly basis. Credeze monitors each customer’s credit daily through all three of the major credit bureaus, and immediately alerts the customer through our notification reports system in the case of a change in their credit score. Customers also have secure, 24 hour access to their credit reports from the major credit bureaus. Additionally, the Credeze Website has a variety of tools and resources to provide customers with the information for protecting their identity. Credeze began generating limited revenues in March 2014.

Listingswiz – Rent-to-Own Home Finder. Listingswiz is a Website designed to help the customer complete the process of buying a home. Customers pay a monthly fee for access to various tools to achieve that goal. They start with a personal profile that outlines the type of home they desire including number of bedrooms and bathrooms along with the targeted monthly payment. The site allows visitors to view home listings for free. However, paid subscribers may view detailed data and have access to the Company Home Resume service.

 LEF’s Business

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

The customer is also provided access to a Target Score Simulator (“TSS”) which is an interactive tool that instructs the customer as to the best things to do and not to do to increase their credit score. The customer starts by selecting the credit bureau that they would like to simulate. The customer then enters a target score that they would like to achieve. They are then provided with a list of the most efficient recommendation to reach the target score. In some cases there may be a recommendation to use the credit line in order to gain credit score points or they may be required to have a creditor reporting agency correct the high credit amount on their credit report. These recommendations are calculated first before a pay down approach in order to save the customers the most amount of money possible. The simulator alerts the customer of the total points recovered and the cost to acquire those points to reach their target score to attain that score. Conversely, the customer is also able to manually simulate the results from various changes to their credit report. By making changes to their report, they can see what the change to their credit score will be.

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

OWR’s principal business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties. During the three months ended March 31, 2014, and 2013, OWR did a minimal amount of business due to fiscal constraints. During 2014, the Company intends to reduce its real estate activities and concentrate on OWM’s business. Ultimately, management believes that all operations related to OWR will cease.

Seasonality

In the opinion of management of the Company, the business areas in which it operates are subject to seasonal fluctuations. As such, past quarterly results are not indicative of future results and may be subject to seasonal fluctuations.

Results of Operations

Discussion of three months ended March 31, 2014 and 2013.

Revenues

Revenues for the three months ended March 31, 2014 were $360,655 compared to $981,108 an decrease of 63.2%. The primary reason for the decrease was a decrease of $696,743 or 79.9% in referral fees. Also contributing to the decrease was a reduction in commission revenue of $2,625 (there were no product sales in 2014). This increase was offset by an increase in product sales of $78,915 or 73.8%. The decrease in referral fees was a direct result of reduced affiliate activity and a significant reduction in online advertising. Going forward the company anticipates that referral fees will decrease dramatically as we shift to selling products provided by third parties directly to our customers.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 were $510,717 compared to $855,603 an decrease of $350,441 or 40.3%. The primary reason for the decrease was a decrease in advertising expenses of $247,323 or 93.3% as the company made a strategic decision to preserve cash as a result of a decrease in the efficacy of its online advertising. Also contributing to the decrease was an a decrease in commission expenses paid to our affiliate network of $172,158 or 69.7% as affiliate activity has declined along with the decrease in advertising. Partially offsetting these decreases were an increase in general and administrative expense of $64,032 or 49.0% primarily due to increases in professional fees, rent, utilities and travel combined with an increase in sales expense of $10,563 or 5.0%. Included in sales expense is the cost of any services that we sell that are provided by third parties.

Loss from Operations

As a result of the foregoing factors we had a loss from operations of $150,062 for the three months ended March 31, 2014, compared to an operating profit of $125,505 for the same period in 2013, a decrease of $275,567.

Interest Expense

Interest expense for the three months ended March 31, 2014 was $1,245,290 compared to $4,118 for the same period in 2013. The primary reason for the increase was a non-cash charge of $1,212,500 related the issuance of 500,000 unregistered restricted shares of common stock in exchanged for a $100,000 promissory note payable and unpaid interest of $7,500. The remaining increase in interest expense is related to two notes payable and interest on credit cards.

Net Loss

As a result of the foregoing factors we had a net loss of $1,395,352 for the three months ended March 31, 2014, compared to a net profit of $121,387 for the same period in 2013.

Going Concern

Since inception through December 31, 2013, we have not generated sufficient revenues to achieve operating profitability. We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the year quarter March 31, 2014, our net loss was $1,395,352 and our accumulated deficit was $17,707,999. Accordingly, there can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

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

Liquidity and Capital Resources

As of March 31, 2014, EZJR had $27,635 in cash and cash equivalents, receivables of $22,756 and total current assets of $54,472. At the same date, EZJR had total current liabilities of $727,725, this includes: Accounts payable and accrued liabilities of $425,260, loan application fee liability of $64,020, deferred rent (current portion) of $4,383 related party advances of $109,062 and notes payable of $125,000.

During the three months ended March 31, 2014 we saw an increase in our revenues when compared to the prior quarter, however, compared to the same period in 2013 revenues decreased significantly. Subsequent to March 31, 2014 the Company has continued to experience an increase in revenues, however, there are no assurances that these increases will continue. Additionally as of March 31, 2014 we had a negative working capital of $673,253. As a result we intend to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs. There can be no assurance that such capital will be available and if not, the Company may be unable to meet its goals for future growth.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who are also member of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2014.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three months ended March 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

ITEM 1A. RISK FACTORS

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

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

On October 1, 2013 the Company issued a one-year promissory note for $100,000. Under the terms of the note interest of 5% will be paid on the monthly anniversary of the note. Collateral for the note was 500,000 shares of the Company’s common stock which is being held in escrow until the note is fully paid. In the event of default on the note such shares will be issued to the note holder. On March 1, 2014 the Company released the 500,000 shares being held in escrow that were used to secure the $100,000 promissory note in exchange for the note and $7,500 of outstanding interest due at the time of the exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Recorded on the books of LEF is a promissory note in the amount of $25,000. The note bears interest at 3.0% per month and was due and payable at December 15, 2013. At the date of the transaction and these financial statements LEF was in default on the note. As such, at the discretion of the note holder, the note can be declared due and payable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(1) Consolidated Balance Sheets at March 31, 2014, and December 31, 2013 (unaudited)

(2) Consolidated Statements of Operations for the three-month periods ended March 31, 2014 and March 31, 2013 (unaudited).

(3) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2014 and March 31, 2013 (unaudited).

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

Date: May 20, 2014	/s/ Barry Hall
Name: Barry Hall
Title: Executive Chairman and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 20, 2014	/s/ Edward Zimbardi
Name: Edward Zimbardi
Title: Chief Executive Officer and Director
(Principal Executive Officer)