Form 10-Q
period 2014-06-30
EZJR, Inc.
filed 2014-08-14
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 10, 2014, the registrant’s outstanding common stock consisted of 29,139,576 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

EZJR, Inc.

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EZJR, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2014	2013
		(restated)
ASSETS

Current assets
Cash	$14,485	$64,793
Receivables	24,832	15,265
Prepaid maintenance fees - current	75,000
Other current assets	1,581	1,581
Total current assets	115,898	81,639

Furniture equipment and software, net	358,057	20,464
Prepaid maintenance fees - non current	68,750
Other assets	4,724	7,574
Total assets	$547,429	$109,677

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$603,918	$380,554
Loan application fee liability	62,070	66,320
Related party notes payable	100,000	-
Related party advances	59,112	110,662
Notes payable	25,000	125,000
Deferred rent-current	4,826	3,938
Total current liabilities	854,926	686,474

Deferred rent- non current	-	2,413
Total liabilities	854,926	688,887

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value,
70,000,000 shares authorized, 29,139,576
and 13,164,576 shares issued and outstanding as of
June 30, 2014 and December 31, 2013, respectively	29,139	13,165
Additional paid-in capital	17,574,298	15,720,272
Accumulated deficit	(17,910,934)	(16,312,647)
Total stockholders' deficit	(307,497)	(579,210)
Total liabilities and stockholders' deficit	$547,429	$109,677

The accompanying notes are an integral part of these consolidated financial statements

EZJR, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
		(restated)		(restated)

REVENUES
Product sales	$267,743	$87,031	$453,525	$193,898
Referral fees	235,272	644,747	410,145	1,516,363
Commission revenue	1,575	400	1,575	3,025
Total revenues	504,590	732,178	865,245	1,713,286
	-
Operating Expenses:	-
Commission expenses	188,314	227,355	263,077	474,276
Advertising	52,665	291,562	70,357	556,577
Selling costs	265,244	170,505	488,871	383,609
General and administrative	164,596	142,266	359,231	273,583
Total operating expenses	670,819	831,688	1,181,536	1,688,045
	-
Income (loss) from operations	(166,229)	(99,510)	(316,291)	25,241
	-	-
Other expenses
Interest expense - related parties	(33,605)	(15,343,983)	(1,278,005)	(15,347,520)
Other interest expense	(3,101)	(697)	(3,991)	(1,278)
Total other expenses	(36,706)	(15,344,680)	(1,281,996)	(15,348,798)
	-	-
Net loss	$(202,935)	$(15,444,190)	$(1,598,287)	$(15,323,557)

Net loss per share-basic	$(0.01)	$(1.36)	$(0.08)	$(1.41)

Weighted average number of common
shares outstanding - basic	21,809,906	11,341,710	19,176,593	10,866,775

The accompanying notes are an integral part of these consolidated financial statements

EZJR, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(1,598,287)	$(15,323,557)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	7,815	3,189
Amortization of prepaid software maintenance contract	6,250
Non-cash interest expense related to the issuance of stock in
exchange for cancellation of demand note and accrued interest	-	15,343,983
Non-cash interest expense related to the issuance of common stock in
exchange for promissory note and accrued interest	1,212,500	-
Changes in operating assets and liabilities:
Prepaids	-	(4,723)
Receivables	(9,567)	(33,055)
Other assets	2,850	(2,850)
Accounts payable and accrued liabilities	230,864	18,631
Loan application fee liability	(4,250)	(99,000)
Deferred rent	(1,525)	(673)
Net cash used by operating activities	(153,350)	(98,055)

INVESTING ACTIVITIES
Disposal of fixed assets	4,592	-
Purchases of fixed assets	-	(3,790)
Net cash provided (used) by investing activities	4,592	(3,790)

FINANCING ACTIVITIES
Proceeds from sales of common stock	-	100,000
Proceeds from notes payable		25,000
Proceeds from related party notes payable	100,000	-
Proceeds from related party advances	50	27,095
Repayment of related party advances	(1,600)	(15,596)
Net cash provided by financing activities	98,450	136,499

NET CHANGE IN CASH	(50,308)	34,654

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	64,793	24,205
END OF PERIOD	$14,485	$58,859

SUPPLEMENTAL DISCLOSURES:
Interest paid	$8,791	$4,814
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accrued interest payable satisfied with issuance of common stock	$7,500	$-
Notes payable satisfied with issuance of common stock	$100,000	$-
Related party advances satisfied with the issuance of common stock	$50,000	$-
Purchase of software and maintenance agreement with common stock	$500,000	$-
Stock issued to settle related party notes payable	$-	$54,592
The accompanying notes are an integral part of these consolidated financial statements

EZJR, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

OWM’s Business

OW Marketing, Inc., operates several websites which offer users several services. These services include credit monitoring, credit management, credit reports, and real estate listings. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. During the three months ended March 31, 2014 and the six months ended June 30, 2013, the Company did not provide any credit related services other than credit management through LEF. Rather the Company referred the customer's information to third party companies. The Company received referral fees from these third party credit service providers. During 2014, it is management’s intention to provide these services directly through our customers, by licensing the information necessary. Also, the Company has identified a number of additional businesses for which it could expand its product offerings and generate additional revenues. For the Company to fully execute on its business model for OWM, it will require substantial cash resources which are currently unavailable.

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

OWR’s principal business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties. During the three and six month ended June 30, 2014, and 2013, OWR did a minimal amount of business due to fiscal constraints. During 2014, the Company intends to reduce its real estate activities and concentrate on OWM’s business and discontinue OWR’s operations.

Customer Relationship Management System Purchase

On May 28, 2014, the Company entered into an Asset Purchase Agreement with Leader Act Ltd HK, ("Leader") a private Hong Kong corporation to purchase a Customer Relations Management ("CRM") software program developed and owned by Leader. The CRM system entails all aspects of interaction that a company has with its customer, whether it is sales or service-related. It also provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agrees to service and maintain the software for a period of two years. Subsequently, Leader will be paid to service and maintain the software. For the CRM and service and maintenance the Company issued to leader 10,000,000 restricted shares of common stock valued at $0.05 per share. For financial reporting purposes, $350,000 of the purchase prices was allocated to the CRM and $150,000 was allocated to the software maintenance agreement which was booked as a prepaid at the date of the acquisition and will be amortized on a straight-line basis over the period of the agreement.

As of the date of this report the Company was utilizing the new software for certain aspects of its business. However, for other product offerings the new software continued to be installed and tested. We anticipate that the CRM system will be fully installed, tested and operational by the end of the third quarter of 2014.

Expected benefits of change of the new CRM include the following:

•         More personalized customer service

•         Improved reporting, performance management and customer analytics

•         Privacy and security

•         Improved customer retention

•         Fraud detection and prevention analytics

•         Automated recurring billing capabilities

•         Sophisticated Profit management tools including affiliate commission tracking, price point testing and indemnification of revenue loss causes

•         Gateway integration and merchant account load balancing

•         Improved affiliate management and affiliate fraud detection

•         Enhance reporting and performance tracking

Finally, the new CRM system, when fully integrated, will be highly scalable and customizable, allowing us to gain actionable customer insights with a back-end analysis as well as helping streamline our operations and personalize customer service.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement ("MIP") with Leader. Under the terms of the MIP Agreement, Leader undertakes the responsibility to provide the investment dollars of the "media purchase" for customer and lead generation and to manage this process. In doing so, Leader will create the offers, spend the funds necessary to purchase various media and manage the overall process. The Company's current on-line offers are focused in the financial services industry, representing credit monitoring and management. Leader is also responsible for graphic design, Website design and various other programming expenses. The net revenue from the media purchase will be shared with each party receiving 50 percent after the deduction of certain costs and expenses including the media purchase, merchant fees, product costs, and affiliate fees. Under the agreement the Company will be responsible for customer service, network costs, accounting and other general and administrative costs. Leader can advance EZJR up to $500,000 which may be converted into a total of 10,000,000 restricted common shares of EZJR stock at the fixed price of $0.05 per share. Once Leader has acquired the 10,000,000 shares of EZJR stock ownership, the MIP Agreement is no longer in force. Leader had previously advanced the Company the sum of $50,000 for media purchases. On June 26, 2014, these funds were used to purchase 1,000,000 restricted shares of the Company’s common stock at $0.05 per share.

Going Concern and Management's Plan

From inception (April 12, 2011) through June 30, 2014, we had an accumulated deficit of $17,910,934 and as such our independent accountants have substantial doubts about the Company’s ability to continue as a going concern. Since inception through June 30, 2014, we have not generated sufficient revenues to achieve operating profitability. We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the six months ended June 30, 2014, our net loss was $1,598,287. Accordingly, there can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

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

From April 15, 2012 to August 3, 2012 the Company received 56 loan applications totaling $274,710 in loan application fees. Of this amount $91,000 was subsequently paid to SCS on behalf of applicants. Additionally, as of June 30, 2014 a total of $117,640 had been refunded to applicants by the Company. Of that amount, $4,000 was refunded to applicants that were, in fact, paid to SCS and the responsibility of SCS. Subsequent to June, 2014 an additional $200 was refunded to applicants.

The Company does not believe that it is legally liable for any amounts forwarded to SCS on behalf of applicants. However, from time-to-time, on a case-by-case basis the Company has refunded amounts to applicants that were paid to SCS. Regardless, it is the Company’s policy to record the total of all loan application fees it has received as a loan application fee liability until such time as a refund is made to the applicant either by SCS or the Company. As of June 30, 2014 and December 31 2013 the balances were $62,070 and $66,320, respectively.

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

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2014 and December 31, 2013, the Company’s cash and cash equivalents were on deposit in federally-insured financial institutions.

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

Accounts payable are reported at their historical carrying values, which approximate their fair values based on their short-term nature.

The fair value measurements of the Company’s financial instruments at June 30, 2014 and December 31, 2013 (as restated) were as follows:

	Level 1	Level 2	Level 3	Total

June 30, 2014
Cash and cash equivalents	$ 14,485	$ -	$ -	$ 14,485

December 31, 2013
Cash and cash equivalents	$ 64,793	$ -	$ -	$ 64,793

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

4. Restatement

As the Company was required to record the transaction as a pooling of entities, the prior year financial statements have been restated as a result of the acquisition.

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

The following is a summary of the impact of the restatement on the Company’s consolidated statement of operations for the three months ended June 30, 2013:

REVENUES	As Previously Reported	Adjustments for Pooling with Leading Edge Financial, Inc.	As Restated
Product sales	$85,845	$1,186	$87,031
Referral fees	644,747	-	644,747
Commission revenue	400	-	400
Total revenues	730,992	1,186	732,178

Operating Expenses:
Commission expenses	227,355	-	227,355
Advertising	291,562	-	291,562
Selling costs	169,215	1,290	170,505
General and administrative	137,464	4,802	142,266
Total operating expenses	825,596	6,092	831,688

Loss from operations	(94,604)	(4,906)	(99,510)

Other expenses		-
Interest expense - related parties	(15,343,983)	-	(15,343,983)
Other interest expense	(697)	-	(697)
Total other expenses	(15,344,680)	-	(15,344,680)
	-	-	-
Net loss	$(15,439,284)	$(4,906)	$(15,444,190)

The following is a summary of the impact of the restatement on the Company’s consolidated statement of operations for the six months ended June 30, 2013:

REVENUES	As Previously Reported	Adjustments for Pooling with Leading Edge Financial, Inc.	As Restated
Product sales	$192,712	$1,186	$193,898
Referral fees	1,516,363	-	1,516,363
Commission revenue	3,025	-	3,025
Total revenues	1,712,100	1,186	1,713,286
		-
Operating Expenses:		-
Commission expenses	474,276	-	474,276
Advertising	556,577	-	556,577
Selling costs	382,279	1,330	383,609
General and administrative	268,067	5,516	273,583
Total operating expenses	1,681,199	6,846	1,688,045
		-
Loss from operations	30,901	(5,660)	25,241
		-
Other expenses		-
Interest expense - related parties	(15,347,520)	-	(15,347,520)
Other interest expense	(1,278)	-	(1,278)
Total other expenses	(15,348,798)	-	(15,348,798)
		-
Net loss	$(15,317,897)	$(5,660)	$(15,323,557)

The following is a summary of the impact of the restatement on the Company’s consolidated statement of cash flows for the six month ended June 30, 2013

	As Previously Reported	Adjustments for Pooling with Leading Edge Financial, Inc.	As Restated
OPERATING ACTIVITIES
Net loss	$(15,317,897)	$(5,660)	$(15,323,557)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	3,189	-	3,189
Non-cash interest expense related to the issuance of stock in
exchange for cancellation of demand note and accrued interest	15,343,983	-	15,343,983
Changes in operating assets and liabilities:		-
Prepaids	(4,723)	-	(4,723)
Receivables	(33,055)	-	(33,055)
Other assets	(2,850)	-	(2,850)
Accounts payable and accrued liabilities	18,631	-	18,631
Loan application fee liability	(99,000)	-	(99,000)
Deferred rent	(673)	-	(673)
Net cash used by operating activities	(92,395)	(5,660)	(98,055)

INVESTING ACTIVITIES
Disposal of fixed assets	-	-	-
Purchases of fixed assets	(3,790)	-	(3,790)
Net cash used by investing activities	(3,790)	-	(3,790)

FINANCING ACTIVITIES
Proceeds from sales of common stock	100,000	-	100,000
Proceeds from notes payable	-	25,000	25,000
Proceeds from related party advances	27,095	4,410	31,505
Repayment of related party advances	(15,596)	-	(15,596)
Net cash provided by financing activities	111,499	29,410	140,909

NET CHANGE IN CASH	15,314	23,750	39,064

CASH AND CASH EQUIVALENTS -		-
BEGINNING OF PERIOD	24,205	-	24,205
END OF PERIOD	$39,519	$23,750	$63,269

5. Property and Equipment

Property and equipment (as restated) consists of the following:

	June 30,	December 31,
	2014	2013
Furniture and fixtures	$ 14,033	$ 14,033
Equipment	8,284	8,284
Software	351,141	1,045
Leasehold improvements	-	9,447
Total	373,458	32,809
Accumulated depreciation	(15,401)	(12,345)
Property and equipment, net	$ 358,057	$ 20,464

Depreciation expense for the three and six months ended June 30, 2014 was $3,923and $7,185, respectively.

Depreciation expense for the three and six months ended June 30, 2013 was $1,568 and $3,189, respectively.

Additionally, during the six month period ended June 30, 2014, the Company incurred a charge of $4,592 related to the disposal of leasehold improvements for office space that we abandoned.

6. Related Party Transactions

Shareholder Advances

As of June 30, 2014 and December 31, 2013, the amount of related party advances was $59,112 and $110,662, respectively. These advances have no terms and are to be repaid at the discretion of the Company.

On June 26, 2014 $50,000 of shareholder advances were repaid and these funds were used to purchase 1,000,000 restricted shares of the Company’s common stock at $0.05 per share.

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

Future lease payments related to the Company’s office leases as of June 30, 2014 are as follows:

2014	$ 36,684
2015	43,680
2016	14,004
Total	$ 94,368

Employment Contracts

On October 9, 2011, the Company entered into one-year employment agreements with two individuals. One was hired as Chief Compliance Officer (CCO) and the other was with the Company's then CEO (currently CTO) to continue serving in that role. The agreement with the CCO was subsequently terminated while the CEO agreement called for the officer to receive compensation of $9,600 per month. At June 30, 2014 and December 31, 2013, $59,723 was due and outstanding under his agreement and is included in the balance of accounts payable and accrued liabilities.

Concentrations

For the three and six months ended June 30, 2014 approximately 100.0% and 97.6%, respectively of the Company's referral fee revenue was generated from three customers. Changes with these three customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No single customer provided 10% or more of product sale service fees and commission revenue is non-recurring. For the three and six months ended June 30, 2013 approximately 99.3% and 98.4% of the Company's referral fee revenue was generated from three customers.

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

8. Promissory Notes

On October 1, 2013 the Company issued a one-year promissory note for $100,000. Under the terms of the note interest of 5% would be paid on the monthly anniversary of the note. Beginning May 1, 2014 the Company was obligated to pay down the note at an amount of $16,666.67 each month until the note was fully paid. Collateral for the note was 500,000 shares of the Company’s common stock which was held in escrow until the note was fully paid. In the event of default on the note such shares would be issued to the note holder. On March 1, 2014 the Company released the 500,000 shares being held in escrow that were used to secure the $100,000 promissory note in exchange for the note and $7,500 of outstanding interest that was due at the time of the exchange. The difference between the amounts of the promissory note and accrued interest and the fair market value of the stock was booked as a non-cash interest expense of $1,220,000 during the six months ended June 30, 2014

On January 28, 2014, we issued 4,475,000 shares of restricted common stock in exchange for 100% of the stock of Leading Edge Financial, Inc. (“LEF”) a Florida Corporation that provides credit management services. Recorded on the books of LEF at the time of the transaction was a promissory note in the amount of $25,000. The note bears interest at 3.0% per month and was due and payable at December 15, 2013. At the date of the transaction and these financial statements LEF was in default on the note. As such, at the discretion of the note holder, the note can be declared due and payable.

For the three months ended June 30, 2014 interest expense was $36,706 of which $33,605 was payable to related parties. For the six months ended June 30, 2014 interest expense was $1,281,996 of which $1,220,000 was non-cash interest, as described above, and $58,000 was payable to related parties.

For the three months ended June 30, 2013 interest expense was $15,344,680 of which $15,343,983 was non-cash interest, as described and was the result of a related party transaction. For the six months ended June 30, 2013 interest expense was $15,348,798 of which $15,343,983 was non-cash interest, as described above, and $3,537 was payable to related parties.

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

On March 1, 2014, the Company released the 500,000 shares of restricted common stock being held in escrow that were used to secure the $100,000 promissory note described in Note 8 to these financial statements in exchange for the note and any outstanding interest due at the time of the exchange.

On May 28, 2014, the Company issued to leader 10,000,000 restricted shares of common stock valued at $0.05 per share to purchase a Customer Relations Management ("CRM") software program and a two-year software maintenance agreement.

On June 26, 2014, the Company sold 1,000,000 shares of restricted common stock for $0.05 per share in exchange for a $50,000 advance from a stockholder.

10. Subsequent Events

As discussed in Note 2 to these financial statements, subsequent to June 30, 2014, the Company has refunded an additional $200 to applicants for amounts received by the Company related to the SCS agreement.

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

The following discussion and analysis compares our results of operations for the three and six months ended June 30, 2014 and 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014.

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

OWM’s Business

OW Marketing, Inc., operates several websites which offer users several services. These services include credit monitoring, credit management, credit reports, and real estate listings. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. During the three months ended March 31, 2014 and the six months ended June 30, 2013, the Company did not provide any credit related services other than credit management through LEF. Rather the Company referred the customer's information to third party companies. The Company received referral fees from these third party credit service providers. During 2014, it is management’s intention to provide these services directly through our customers, by licensing the information necessary. Also, the Company has identified a number of additional businesses for which it could expand its product offerings and generate additional revenues. For the Company to fully execute on its business model for OWM, it will require substantial cash resources which are currently unavailable.

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

OWR’s principal business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties. During the three and six months ended June 30, 2014, and 2013, OWR did a minimal amount of business due to fiscal constraints. During 2014, the Company intends to reduce its real estate activities and concentrate on OWM’s business and discontinue OWR’s operations.

Customer Relationship Management System Purchase

On May 28, 2014, the Company entered into an Asset Purchase Agreement with Leader Act Ltd HK, ("Leader") a private Hong Kong corporation to purchase a Customer Relations Management ("CRM") software program developed and owned by Leader. The CRM system entails all aspects of interaction that a company has with its customer, whether it is sales or service-related. It also provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agrees to service and maintain the software for a period of two years. Subsequently, Leader will be paid to service and maintain the software. For the CRM and service and maintenance the Company issued to leader 10,000,000 restricted shares of common stock valued at $0.05 per share. For financial reporting purposes, $350,000 of the purchase price was allocated to the CRM and $150,000 was allocated to the software maintenance agreement which was booked as a prepaid at the date of the acquisition and will be amortized on a straight-line basis over the period of the agreement.

As of the date of this report the Company was utilizing the new software for certain aspect of its business. However, for other product offerings the new software continued to be installed and tested. We anticipate that the CRM system will be fully installed, tested and operational by the end of the third quarter of 2014.

Expected benefits of change of the new CRM include the following:

  More personalized customer service
  Improved reporting, performance management and customer analytics
  Privacy and security
  Improved customer retention
  Fraud detection and prevention analytics
  Automated recurring billing capabilities
  Sophisticated Profit management tools including affiliate commission tracking, price point testing and indemnification of revenue loss causes
  Gateway integration and merchant account load balancing
  Improved affiliate management and affiliate fraud detection
  Enhance reporting and performance tracking

Finally, the new CRM system, when fully integrated, will be highly scalable and customizable, allowing us to gain actionable customer insights with a back-end analysis as well as helping streamline our operations and personalize customer service.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement ("MIP") Agreement with Leader. Under the terms of the MIP Agreement, Leader undertakes the responsibility to provide the investment dollars of the "media purchase" for customer and lead generation and to manage this process. In doing so, Leader will create the offers, spend the funds necessary to purchase various media and manage the overall process. The Company's current on-line offers are focused in the financial services industry, representing credit monitoring and management. Leader is also responsible for graphic design, Website design and various other programming expenses. The net revenue from the media purchase will be shared with each party receiving 50 percent after the deduction of certain costs and expenses including the media purchase, merchant fees, product costs, and affiliate fees. Under the agreement the Company will be responsible for customer service, network costs, accounting and other general and administrative costs. Leader can advance EZJR up to $500,000 which may be converted into a total of 10,000,000 restricted common shares of EZJR stock at the fixed price of $0.05 per share. Once Leader has acquired the 10,000,000 shares of EZJR stock ownership, the MIP Agreement is no longer in force. Leader had previously advanced the Company the sum of $50,000 for media purchases. On June 26, 2014, these funds were used to purchase 1,000,000 restricted shares of the Company’s common stock at $0.05 per share.

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

OWR’s principal business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties. During the three and six months ended June 30, 2014, and 2013, OWR did a minimal amount of business due to fiscal constraints. During 2014, the Company intends to reduce its real estate activities and concentrate on OWM’s business. Ultimately, management believes that all operations related to OWR will cease.

Seasonality

In the opinion of management of the Company, the business areas in which it operates are subject to seasonal fluctuations. As such, past quarterly results are not indicative of future results and may be subject to seasonal fluctuations.

As described above, the Company has been changing it business focus from generating revenue solely from referral fees to selling products and services provided by third parties. As such year-to-year comparison may not be indicative of the direction of the Company.

Results of Operations

Discussion of three months ended June30, 2014 and 2013.

Revenues

Revenues for the three months ended June 30, 2014 were $504,590 compared to $732,178 a decrease of 31.1%. The primary reason for the decrease was a decrease of $409,475 or 63.5% in referral fees. This decrease was partially offset by an increase in product sales of $180,712 or 207.6 % and $1,175 in commission revenue. The decrease in referral fees was a direct result of reduced affiliate activity and a significant reduction in online advertising. Going forward the company anticipates that referral fees will decrease dramatically as we shift to selling products provided by third parties directly to our customers.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 were $670,819 compared to $831,688 a decrease of $160,688 or 19.3%. The primary reason for the decrease was a decrease in advertising expenses of $238,897 or 81.9% as the company made a strategic decision to preserve cash as a result of a decrease in the efficacy of its online advertising. Also contributing to the decrease was an a decrease in commission expenses paid to our affiliate network of $39,041 or 17.2% as affiliate activity has declined along with the decrease in advertising. Partially offsetting these decreases were an increase in selling costs of $94,739 or 55.6%, primarily related to payments made to third party service providers. Additionally general and administrative expense increased by $22,330 or 15.7% primarily due to increases in salaries, professional fees, rent, and utilities.

Loss from Operations

As a result of the foregoing factors we had a loss from operations of $166,229 for the three months ended June 30, 2014, compared to a loss from operations of $99,510 for the same period in 2013, an increase of $66,719.

Interest Expense

Interest expense for the three months ended June 30, 2014 was $36,706 compared to $15,344,680 for the same period in 2013. The primary reason for the decrease was a non-cash charge of $15,343,983 in 2013 related to the issuance of 2,678,013 unregistered restricted shares of common stock to a related party in exchange for principal debt and its unpaid interest on the two outstanding Demand Promissory Notes totaling $54,592 including accrued interest. At the time of the issuance, the fair market value of the common stock issued was $15,398,575, based on the trading price on $5.75 per share on May 30, 2013, the date of the demand for payment. This increase was partially offset by interest expense is related to two notes payable and interest on credit cards.

Net Loss

As a result of the foregoing factors we had a net loss of $202,935 for the three months ended June 30, 2014, compared to a net loss of $15,444,190 for the same period in 2013.

Discussion of six months ended June 30, 20143 and 2013.

Revenues

Revenues for the six months ended June 30, 2014 were $865,245 compared to $1,713,286 a decrease of 49.5%. The primary reason for the decrease was a decrease of $1,106,218 or 73.0% in referral fees. This decrease was partially offset by an increase in product sales of $259,627 or 133.9%. Also contributing to the decrease in revenues was a decline in commission revenue of $1,450 in commission revenue. The decrease in referral fees was a direct result of reduced affiliate activity and a significant reduction in online advertising. Going forward the company anticipates that referral fees will decrease dramatically as we shift to selling products provided by third parties directly to our customers.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 were $1,181,536 compared to $1,688,045 a decrease of $506,509 or 30.0%. The primary reason for the decrease was a decrease in advertising expenses of $486,220 or 87.4% as the company made a strategic decision to preserve cash as a result of a decrease in the efficacy of its online advertising. Also contributing to the decrease was a decrease in commission expenses paid to our affiliate network of $211,199 or 44.5% as affiliate activity has declined along with the decrease in advertising. Partially offsetting these decreases were an increase in selling costs of $105,262 or 27.4%, primarily related to payments made to third party service providers. Additionally, general and administrative expense increased by $85,648 or 31.3% primarily due to increases in salaries, professional fees, rent, and utilities.

Loss from Operations

As a result of the foregoing factors we had a loss from operations of $316,291 for the six months ended June 30, 2014, compared to operating profit of $25,241 for the same period in 2013, an increase of loss of $341,532.

Interest Expense

Interest expense for the six months ended June 30, 2014 was $1,281,996 compared to $15,348,788 for the same period in 2013. The primary reason for the decrease was a non-cash charge of $15,343,983 in 2013 related the issuance of 2,678,013 unregistered restricted shares of common stock to a related party in exchange for principal debt and its unpaid interest on the two outstanding Demand Promissory Notes totaling $54,592 including accrued interest. At the time of the issuance, the fair market value of the common stock issued was $15,398,575, based on the trading price on $5.75 per share on May 30, 2013, the date of the demand for payment. This increase was partially offset by a non-cash charge in 2014 of $1,212,500 related the issuance of 500,000 unregistered restricted shares of common stock in exchange for a $100,000 promissory note payable and unpaid interest of $7,500 and interest expense is related to two notes payable and interest on credit cards.

Net Loss

As a result of the foregoing factors we had a net loss of $1,598,287 for the six months ended June 30, 2014, compared to a net loss of $15,323,557 for the same period in 2013.

Going Concern

Since inception through June 30, 2014, we have not generated sufficient revenues to achieve operating profitability. We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the quarter ended June 30, 2014, our net loss was $202,935 and our accumulated deficit was $17,910,934. Accordingly, there can be no assurance that we will ever be able to achieve our sales goals or earn a profit. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Liquidity and Capital Resources

As of June 30, EZJR had $14,485 in cash and cash equivalents, receivables of $24,832 and total current assets of $115,898. At the same date, EZJR had total current liabilities of $854,926, this includes: Accounts payable and accrued liabilities of $603,918, loan application fee liability of $62,070, deferred rent of $4,826, related party advances of $59,112 and notes payable of $25,000.

During the three months ended June 30, 2014 we saw an increase in our product sales revenues when compared to the prior two quarters, however, compared to the same period in 2013 revenues decreased significantly. Subsequent to June 30, 2014 the Company has continued to experience an increase in revenues, however, there are no assurances that these increases will continue. Additionally as of June 30, 2014 we had a negative working capital of $739,028. As a result we intend to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs. There can be no assurance that such capital will be available and if not, the Company may be unable to meet its goals for future growth.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who are also members of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2014.

 A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2013 related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three months ended June 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

PART II OTHER INFORMATION

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

On May 28, 2014, the Company issued to leader 10,000,000 restricted shares of common stock valued at $0.05 per share to purchase a Customer Relations Management ("CRM") software program and a two-year software maintenance agreement.

On June 26, 2014, the Company sold 1,000,000 shares of restricted common stock for $0.05 per share in exchange for a $50,000 advance from a stockholder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Recorded on the books of LEF is a promissory note in the amount of $25,000. The note bears interest at 3.0% per month and was due and payable at December 15, 2013. At the date of the transaction and these financial statements LEF was in default on the note. As such, at the discretion of the note holder, the note can be declared due and payable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(1) Consolidated Balance Sheets at June 30, 2014, and December 31, 2013 (Unaudited)

(2) Consolidated Statements of Operations for the three and six-month periods ended June 30, 2014 and June 30, 2013 (Unaudited).

(3) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2014 and June 30, 2013 (Unaudited).

(4) Notes to the Consolidated Financial Statements (Unaudited)

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

Date: August 13, 2014	/s/ Barry Hall
Name: Barry Hall
Title: Executive Chairman and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 2014	/s/ Edward Zimbardi
Name: Edward Zimbardi
Title: Chief Executive Officer and Director
(Principal Executive Officer)