Form 10-Q
period 2014-09-30
EZJR, Inc.
filed 2014-11-14
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53810

EZJR, Inc.

(Exact name of registrant as specified in its charter)

Nevada	30-0802599
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2001 Lawrenceville Suwanee Road, Ste. 203, Suwanee, GA	30024
(Address of principal executive offices)	(Zip Code)

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

As of November 14, 2014, the registrant’s outstanding common stock consisted of 29,249,576 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

EZJR, Inc.

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EZJR, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2014	2013
		(restated)
ASSETS

Current assets
Cash	$65,613	$64,793
Receivables	23,603	15,265
Prepaid maintenance fees – current	75,000	-
Other current assets	6,305	1,581
Total current assets	170,521	81,639

Furniture equipment and software, net	339,623	20,464
Prepaid maintenance fees - non current	50,000	-
Other assets	-	7,574
Total assets	$560,144	$109,677

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$872,872	$380,554
Loan application fee	61,870	66,320
Deferred revenues	100,000	-
Related party notes payable	100,000	-
Related party advances	58,762	110,662
Notes payable	25,000	125,000
Deferred rent-current	3,620	3,938
Total current liabilities	1,222,124	686,474

Deferred rent- non current	-	2,413
Total liabilities	1,222,124	688,887

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value,
70,000,000 shares authorized, 29,249,576
and 13,164,576 shares issued and outstanding as of
September 30, 2014 and December 31, 2013, respectively	29,250	13,165
Additional paid-in capital	17,574,187	15,720,272
Accumulated deficit	(18,265,417)	(16,312,647)
Total stockholders' deficit	(661,980)	(579,210)
Total liabilities and stockholders' deficit	$560,144	$109,677

The accompanying notes are an integral part of these consolidated financial statements.

EZJR, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
		(restated)		(restated)

REVENUES
Product sales	$293,959	$82,532	$747,484	$276,431
Referral fees	181,230	389,289	591,375	1,905,652
Commission revenue	3,481	5,021	5,056	8,046
Total revenues	478,670	476,842	1,343,915	2,190,129

Operating Expenses:
Commission expenses	158,117	109,260	421,194	583,536
Advertising	48,899	49,112	119,256	605,689
Selling costs	324,867	139,189	813,738	557,739
General and administrative	264,095	168,789	623,326	407,432
Total operating expenses	795,978	466,350	1,977,514	2,154,396

Income (loss) from operations	(317,308)	10,492	(633,599)	35,733
		-
Other expenses
Interest expense - related parties	(26,726)	(788)	(1,304,731)	(15,350,100)
Other interest expense	(10,449)	(1,792)	(14,440)	(2,028)
Total other expenses	(37,175)	(2,580)	(1,319,171)	(15,352,128)
		-
Net income (loss)	$(354,483)	$7,912	$(1,952,770)	$(15,316,395)

Net income (loss) per share-basic and diluted	$(0.00)	$0.00	$(0.09)	$(1.32)

Weighted average number of common
shares outstanding - basic and diluted	29,249,576	13,164,576	22,632,799	11,645,738

The accompanying notes are an integral part of these consolidated financial statements

EZJR, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES		(restated)

Net loss	$(1,952,770)	$(15,316,395)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	26,249	4,856
Amortization of prepaid software maintenance contract	25,000
Non-cash interest expense related to the issuance of stock in
exchange for cancellation of demand note and accrued interest	-	15,343,983
Non-cash interest expense related to the issuance of common stock in
exchange for promissory note and accrued interest	1,212,500	-
Changes in operating assets and liabilities:
Receivables	(8,338)	(31,443)
Other assets	2,850	(2,850)
Accounts payable and accrued liabilities	499,818	(50,511)
Deferred revenue	100,000	-
Loan application fee liability	(4,450)	(102,450)
Deferred rent	(2,731)	(1,435)
Net cash used by operating activities	(101,872)	(156,245)

INVESTING ACTIVITIES
Disposal of fixed assets	4,592	-
Purchases of fixed assets	-	(7,658)
Net cash provided (used) by investing activities	4,592	(7,658)

FINANCING ACTIVITIES
Proceeds from sales of common stock	-	100,000
Proceeds from notes payable		25,000
Proceeds from related party notes payable	100,000	-
Proceeds from related party advances	50	34,318
Repayment of related party advances	(1,950)	(11,186)
Net cash provided by financing activities	98,100	148,132

NET CHANGE IN CASH	820	(15,771)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	64,793	24,205
END OF PERIOD	$65,613	$8,434

SUPPLEMENTAL DISCLOSURES:
Interest paid	$19,465	$5,442
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accrued interest payable satisfied with issuance of common stock	$7,500	$-
Notes payable satisfied with issuance of common stock	$100,000	$-
Related party advances satisfied with the issuance of common stock	$50,000	$-
Purchase of software and maintenance agreement with common stock	$500,000	$-
Stock issued to settle related party notes payable	$-	$54,592
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

On January 28, 2014, the Company acquired Leading Edge Financial (“LEF”), a private Florida corporation engaged in the business of personal credit management in a stock exchange transaction whereby the Company exchanged 4,585,000 shares of restricted common stock in exchange for 100% of the stock of LEF.

Corporate Structure

EZJR, Inc. ("Company") ("EZJR") is an Internet marketing company and real estate company headquartered in Las Vegas, Nevada with operations in Georgia and Florida.  OwnerWiz Realty, Inc. (“OWR”) is the Company’s wholly-owned subsidiary. OWR was incorporated April 12, 2011. OW Marketing, Inc. (“OWM”) is a wholly-owned subsidiary of OWR and was incorporated on October 23, 2011. LEF is a wholly-owned subsidiary of EZJR.

EZJR’s Business

EZJR’s primary business is to improve the sales performance of brands, products and services by way of its proprietary eCommerce platform. Our unique methodology minimizes the cost of generating leads and then maximizes the conversion of those leads into customers. After the initial sale, EZJR utilizes a process for monetizing customers to the greatest extent possible through up-sales, down-sales and cross-sales. As of October 1, 2014 EZJR, entered into a contract with Her Imports, LLC (“Her”), a retailer of human hair extensions and related products. Under the agreement EZJR will custom design Her’s eCommerce Websites and generate customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns. Finally, EZJR will sell Her’s products as well as other products to these customers. As part of the agreement EZJR purchased Her’s inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note. It is the Company’s intention to enter into similar agreements with other brands and retailers some of whom will pay a commission to the Company based on the sales generated.

OWM’s Business

OW Marketing, Inc., operates several websites which offer users several services. These services include credit monitoring, credit management, credit reports, and real estate listings. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. During the three months ended March 31, 2014 and the nine months ended September 30, 2013, the Company did not provide any credit related services other than credit management through LEF. Rather the Company referred the customer's information to third party companies. The Company received referral fees from these third party credit service providers. During 2014, it is management’s intention to provide these services directly through our customers, by licensing the information necessary. Also, the Company has identified a number of additional businesses for which it could expand its product offerings and generate additional revenues. For the Company to fully execute on its business model for OWM, it will require substantial cash resources which are currently unavailable.

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

Contemplated Legal Action by the Office of Consumer Affair, State of Georgia

During the quarter the OWM received a notice of Contemplated Legal Action from the Office of Consumer Affairs for the State of Georgia (“OCA”). The notice stated that OCA was contemplating taking legal action against OWM for unfair and deceptive business practices related to our credit monitoring business. In the notice OCA claimed that OWM was operating a “credit repair business” in violation of the State of Georgia’s Fair Business Practices Act (FBPA) by selling the credit monitoring products of LEF. OWM strongly denied any violation of the law. However, OWM and the Board of Directors of EZJR determined that it would be prudent to seek a settlement with OCA rather than be involved in a long and expensive legal battle.

On October 1, 2014 OWM voluntarily entered into an Agreement of Voluntarily Compliance with OAC to resolve this matter without admitting any violation of the FBPA. In return for OAC not to pursue any further action against OWM, OWM agreed to, among other things; (1) cease any further selling of LEF’s products in the State of Georgia, (2) refund money to certain consumers named in the Agreement, (3) pay an administrative fee to the State in the amount of and initial payment of $4,500 and nine subsequent monthly payments of $2,000 beginning in January 2015, and (4) pay an additional penalty of $60,000 should OWM fail to pay the fees and penalties in accordance with the Agreement. For accounting purposes, we have accrued the entire amount of the penalty of $82,500 as a liability at September 30, 2014, while understanding that a significant portion of the accrual may be waived in subsequent accounting periods.

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

OWR’s principal business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties. During the three and nine months ended September 30, 2014, and 2013, OWR did a minimal amount of business due to fiscal constraints. During 2014, the Company intends to reduce its real estate activities and concentrate on OWM’s business and discontinue OWR’s operations.

E-commerce Platform

On May 28, 2014, the Company entered into an Asset Purchase Agreement with Leader Act Ltd HK, ("Leader") a private Hong Kong corporation to purchase an E-Commerce Platform (“Platform") software program developed and owned by Leader. The platform entails all aspects of interaction that a company has with its customer, whether it is sales or service-related. It also provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agrees to service and maintain the software for a period of two years. Subsequently, Leader will be paid to service and maintain the software. For the Platform and service and maintenance the Company issued to leader 10,000,000 restricted shares of common stock valued at $0.05 per share. For financial reporting purposes, $350,000 of the purchase price was allocated to the Platform and $150,000 was allocated to the software maintenance agreement which was booked as a prepaid at the date of the acquisition and will be amortized on a straight-line basis over the period of the agreement.

As of the date of this report the Platform was fully installed and functioning. However, as is normal under these circumstances, the Company and Leader continue to install enhancements and modify this system.

The benefits of the new Platform include the following:

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

•         Improved affiliate management and affiliate fraud detection

•         Enhanced reporting and performance tracking

Finally, the new Platform is highly scalable and customizable, allowing us to gain actionable customer insights with a back-end analysis as well as helping streamline our operations and personalize customer service.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement ("MIP") with Leader. Under the terms of the MIP Agreement, Leader undertakes the responsibility to provide the investment dollars of the "media purchase" for customer and lead generation and to manage this process. In doing so, Leader will create the offers, spend the funds necessary to purchase various media and manage the overall process. The Company's current on-line offers are focused in the financial services industry, representing credit monitoring and management. Leader is also responsible for graphic design, Website design and various other programming expenses. The net revenue from the media purchase will be shared with each party receiving 50 percent after the deduction of certain costs and expenses including the media purchase, merchant fees, product costs, and affiliate fees. Under the agreement the Company will be responsible for customer service, network costs, accounting and other general and administrative costs. Leader can advance EZJR up to $500,000 which may be converted into a total of 10,000,000 restricted common shares of EZJR stock at the fixed price of $0.05 per share. Once Leader has acquired the 10,000,000 shares of EZJR stock ownership, the MIP Agreement is no longer in force. Leader had previously advanced the Company the sum of $50,000 for media purchases. On June 26, 2014, these funds were used to purchase 1,000,000 restricted shares of the Company’s common stock at $0.05 per share. During the three months ended September 30, 2014 total net revenues generated under the agreement was $7,595 of net revenue generated under the agreement and $3,798 was available to Leader to purchase stock.

Going Concern and Management's Plan

From inception (April 12, 2011) through September 30, 2014, we had an accumulated deficit of $18,265,417 and as such our independent accountants have substantial doubts about the Company’s ability to continue as a going concern. Since inception through September 30, 2014, we have not generated sufficient revenues to achieve operating profitability. We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the nine months ended September 30, 2014, our net loss was $1,952,770. Accordingly, there can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

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

From April 15, 2012 to August 3, 2012 the Company received 56 loan applications totaling $274,710 in loan application fees. Of this amount $91,000 was subsequently paid to SCS on behalf of applicants. Additionally, as of September 30, 2014 a total of $117,640 had been refunded to applicants by the Company. Of that amount, $4,000 was refunded to applicants that were, in fact, paid to SCS and the responsibility of SCS.

The Company does not believe that it is legally liable for any amounts forwarded to SCS on behalf of applicants. However, from time-to-time, on a case-by-case basis the Company has refunded amounts to applicants that were paid to SCS. Regardless, it is the Company’s policy to record the total of all loan application fees it has received as a loan application fee liability until such time as a refund is made to the applicant either by SCS or the Company. As of September 30, 2014 and December 31 2013 the balances were $61,870 and $66,320, respectively.

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

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2014 and December 31, 2013, the Company’s cash and cash equivalents were on deposit in federally-insured financial institutions.

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

3. Acquisition of Leading Edge Financial, Inc.

One January 28, 2014, the Company issued 4,585,000 shares of restricted common stock in exchange for 100% of the stock of Leading Edge Financial, Inc. (“LEF”) a Florida Corporation that provides credit management services. On the date of the acquisition LEF was 54% owned by individuals with a majority beneficial interest in the Company including one person who was the CEO and sole director of the Company at that time. As such the acquisition was accounted for by means of a pooling of the entities under GAAP because the entities were under common control at the time of the transaction.

As the Company was required to record the transaction as a pooling of entities, the prior year financial statements have been restated as a result of the acquisition.

The following is a summary of the impact of the adjustment on the Company’s consolidated balance sheet as of December 31, 2013:

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

The following is a summary of the impact of the adjustment on the Company’s consolidated statement of operations for the three months ended September 30, 2013:

REVENUES	As Previously Reported	Adjustments for Pooling with Leading Edge Financial, Inc.	As Restated
Product sales	$77,890	$4,642	$82,532
Referral fees	389,289	-	389,289
Commission revenue	5,021	-	5,021
Total revenues	472,200	4,642	476,842

Operating Expenses:
Commission expenses	101,955	7,305	109,260
Advertising	49,112	-	49,112
Selling costs	137,445	1,744	139,189
General and administrative	153,112	15,677	168,789
Total operating expenses	441,624	24,726	466,350

Income (loss) from operations	30,576	(20,084)	10,492

Other expenses
Interest expense - related parties	(788)	-	(788)
Other interest expense	(1,792)	-	(1,792)
Total other expenses	(2,580)	-	(2,580)
Net income (loss)	$27,996	$(20,084)	$7,912

The following is a summary of the impact of the adjustment on the Company’s consolidated statement of operations for the nine months ended September 30, 2013:

REVENUES	As Previously Reported	Adjustments for Pooling with Leading Edge Financial, Inc.	As Restated
Product sales	$270,602	$5,829	$276,431
Referral fees	1,905,652	-	1,905,652
Commission revenue	8,046	-	8,046
Total revenues	2,184,300	5,829	2,190,129
		-
Operating Expenses:		-
Commission expenses	576,231	7,305	583,536
Advertising	605,689	-	605,689
Selling costs	550,879	6,860	557,739
General and administrative	390,024	17,408	407,432
Total operating expenses	2,122,823	31,573	2,154,396
		-
Income (loss) from operations	61,477	(25,744)	35,733
		-
Other expenses		-
Interest expense - related parties	(15,350,100)	-	(15,350,100)
Other interest expense	(1,278)	(750)	(2,028)
Total other expenses	(15,351,378)	(750)	(15,352,128)
		-
Net loss	$(15,289,901)	$(26,494)	$(15,316,395)

The following is a summary of the impact of the adjustment on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2013

	As Previously Reported	Adjustments for Pooling with Leading Edge Financial, Inc.	As Restated
OPERATING ACTIVITIES
Net loss	$(15,289,901)	$(26,494)	$(15,316,395)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	4,856	-	4,856
Non-cash interest expense related to the issuance of stock in
exchange for cancellation of demand note and accrued interest	15,343,983	-	15,343,983
Changes in operating assets and liabilities:		-
Prepaids	-	-	-
Receivables	(31,443)	-	(31,443)
Other assets	(2,850)	-	(2,850)
Accounts payable and accrued liabilities	(50,511)	-	(50,511)
Loan application fee liability	(102,450)	-	(102,450)
Deferred rent	(1,435)	-	(1,435)
Net cash used by operating activities	(129,751)	(26,494)	(156,245)

INVESTING ACTIVITIES
Disposal of fixed assets	-	-	-
Purchases of fixed assets	(6,518)	(1,140)	(7,658)
Net cash used by investing activities	(6,518)	(1,140)	(7,658)

FINANCING ACTIVITIES
Proceeds from sales of common stock	100,000	-	100,000
Proceeds from notes payable	-	25,000	25,000
Proceeds from related party advances	(15,596)	4,410	(11,186)
Repayment of related party advances	34,318	-	34,318
Net cash provided by financing activities	118,722	29,410	148,132

NET CHANGE IN CASH	(17,547)	1,776	(15,771)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	24,205	-	24,205
END OF PERIOD	$6,658	$1,776	$8,434

4. Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2014	2013
Furniture and fixtures	$ 14,033	$ 14,033
Equipment	8,284	8,284
Software	351,140	1,045
Leasehold improvements	-	9,447
Total	373,457	32,809
Accumulated depreciation	(33,834)	(12,345)
Property and equipment, net	$ 339,623	$ 20,464

Depreciation expense for the three and nine months ended September 30, 2014 was $18,434 and $26,249, respectively. Depreciation expense for the three and nine months ended September 30, 2013 was $1,667 and $4,856, respectively.

Additionally, during the nine month period ended September 30, 2014, the Company incurred a charge of $4,592 related to the disposal of leasehold improvements for office space that we abandoned.

5. Related Party Transactions

Shareholder Advances

As of September 30, 2014 and December 31, 2013, the amount of related party advances was $58,762 and $110,662, respectively. These advances have no terms and are to be repaid at the discretion of the Company.

On June 26, 2014, $50,000 of shareholder advances was repaid and these funds were used to purchase 1,000,000 restricted shares of the Company’s common stock at $0.05 per share.

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

Facility Lease

In April 2012, the Company entered into a lease for a new office facility. The lease began May 1, 2012 and expires September 30, 2015. The first two months of rent are free, year one calls for monthly base rent of $4,724, year two has monthly base rent of $4,866 and year three has monthly base rent of $5,014. Rent expense is recorded on the straight-line method over the term of the lease. A security deposit of $4,724 was paid upon execution of the lease. In December 2013, the company vacated this facility over a dispute with the landlord on maintenance of the heating system. The Company is currently negotiating a termination of the lease however, for reporting purposes payments due under the lease are reported in the schedule below.

In January 2014, the Company entered into a lease for a new office facility. The lease began January 1, 2014 and expires December 31, 2016. Rent on a monthly basis is $1,100 for 2014, $1,133 for 2015 and $1,167 for 2016.

Future lease payments related to the Company’s office leases as of September 30, 2014 are as follows:

2014	$ 18,342
2015	43,680
2016	14,004
Total	$ 76,026

Employment Contracts

On October 9, 2011, the Company entered into one-year employment agreements with two individuals. One was hired as Chief Compliance Officer (CCO) and the other was with the Company's then CEO (currently CTO) to continue serving in that role. The agreement with the CCO was subsequently terminated while the CEO agreement called for the officer to receive compensation of $9,600 per month. At September 30, 2014 and December 31, 2013, $64,146 was due and outstanding under his agreement and is included in the balance of accounts payable and accrued liabilities.

Concentrations

For the three and nine months ended September 30, 2014 approximately 99.9% and 96.1%, respectively of the Company's referral fee revenue was generated from three customers. Changes with these three customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. No single customer provided 10% or more of product sale service fees and commission revenue is non-recurring. For the three and nine months ended September 30, 2013 approximately 87.2% and 96.1% of the Company's referral fee revenue was generated from three customers.

Legal Proceedings

On October 1, 2014 OWM voluntarily entered into an Agreement of Voluntarily Compliance with OAC to resolve this matter without admitting any violation of the FBPA. See Note 9 Subsequent Events for further detail.

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

7. Promissory Notes

On October 1, 2013 the Company issued a one-year promissory note for $100,000. Under the terms of the note interest of 5% would be paid on the monthly anniversary of the note. Beginning May 1, 2014 the Company was obligated to pay down the note at an amount of $16,667 each month until the note was fully paid. Collateral for the note was 500,000 shares of the Company’s common stock which was held in escrow until the note was fully paid. In the event of default on the note such shares would be issued to the note holder. On March 1, 2014 the Company released the 500,000 shares being held in escrow that were used to secure the $100,000 promissory note in exchange for the note and $7,500 of outstanding interest that was due at the time of the exchange. The difference between the amounts of the promissory note and accrued interest and the fair market value of the stock was booked as a non-cash interest expense of $1,220,000 during the nine months ended September 30, 2014

On January 28, 2014, we issued 4,585,000 shares of restricted common stock in exchange for 100% of the stock of Leading Edge Financial, Inc. (“LEF”) a Florida Corporation that provides credit management services. Recorded on the books of LEF at the time of the transaction was a promissory note in the amount of $25,000. The note bears interest at 3.0% per month and was due and payable at December 15, 2013. At the date of the transaction and these financial statements LEF was in default on the note. As such, at the discretion of the note holder, the note can be declared due and payable.

For the three months ended September 30, 2014 interest expense was $37,175 of which $26,726 was payable to related parties. For the nine months ended September 30, 2014 interest expense was $1,319,171 of which $1,220,000 was non-cash interest payable to related parties, as described above, and another $84,731 was payable to related parties.

For the three months ended September 30, 2013 interest expense was $2,580 of which $788 payable to related parties. For the nine months ended September 30, 2013 interest expense was $15,352,128 of which $15,343,983 was non-cash interest, as described above, and $6,117 was payable to related parties.

8. Stockholders’ Equity

On January 28, 2014, we issued 4,585,000 shares of restricted common stock in exchange for 100% of the stock of Leading Edge Financial, Inc. (“LEF”) a Florida Corporation that provides credit management services. Concurrently, with the close of this transaction, Barry Hall was appointed Executive Chairman of the Board of Directors and Chief Financial Officer and Edward Zimbardi was appointed to the Board of Directors and Chief Executive Officer. Adam Alred, the Company’s Chief Executive Officer, resigned from that position and was appointed Chief Technology Officer.

On March 1, 2014, the Company released the 500,000 shares of restricted common stock being held in escrow that were used to secure the $100,000 promissory note described in Note 8 to these financial statements in exchange for the note and any outstanding interest due at the time of the exchange.

On May 28, 2014, the Company issued to leader 10,000,000 restricted shares of common stock valued at $0.05 per share to purchase a eCommerce Platform software program and a two-year software maintenance agreement.

On June 26, 2014, the Company sold 1,000,000 shares of restricted common stock for $0.05 per share in exchange for a $50,000 advance from a stockholder.

9. Subsequent Events

As discussed in Note 1 to these financial statements, subsequent to September 30, 2014 EZJR, entered into a contract with Her Imports, LLC (“Her”), a retailer of human hair extensions and related products. Under the agreement EZJR will custom design Her’s eCommerce Websites and generate customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns. Finally, EZJR will sell Her’s products as well as other products to these customers. As part of the agreement EZJR purchased Her’s inventory that was on hand at September 30, 2014 in exchanged for a Secured Promissory Note for approximately $800,000. It is the Company’s intention to enter into similar agreements with other brands and retailers some of whom will pay a commission to the Company based on the sales generated.

On October 1, 2014 OWM voluntarily entered into an Agreement of Voluntarily Compliance with OAC to resolve this matter without admitting any violation of the FBPA. In return for OAC not to pursue any further action against OWM, OWM agreed to, among other things; (1) cease any further selling of LEF’s products in the State of Georgia, (2) refund money to certain consumers named in the Agreement, (3) pay an administrative fee to the State in the amount of and initial payment of $4,500 and nine subsequent monthly payment of $2,000 beginning in January 2015, and (4) pay an additional penalty of $60,000 should the OWM fail to pay the fees and penalties in accordance with the Agreement. For accounting purposes, we have accrued the entire amount of the penalty of $82,500 as a liability at September 30, 2014, while understanding that a portion of the accrual may be waived in subsequent accounting periods.

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

The following discussion and analysis compares our results of operations for the three and nine months ended September 30, 2014 and 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014.

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

EZJR’s Business

EZJR’s primary business is to improve the sales performance of brands, products and services by way of its proprietary eCommerce platform. Our unique methodology minimizes the cost of generating leads and then maximizes the conversion of those leads into customers. After the initial sale, EZJR utilizes a process for monetizing customers to the greatest extent possible through up-sales, down-sales and cross-sales. As of October 1, 2014 EZJR, entered into a contract with Her Imports, LLC (“Her”), a retailer of human hair extensions and related products. Under the agreement EZJR will custom design Her’s eCommerce Websites and generate customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns. Finally, EZJR will sell Her’s products as well as other products to these customers. As part of the agreement EZJR purchased Her’s inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note. It is the Company’s intention to enter into similar agreements with other brands and retailers some of whom will pay a commission to the Company based on the sales generated.

OWM’s Business

OW Marketing, Inc., operates several websites which offer users several services. These services include credit monitoring, credit management, credit reports, and real estate listings. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. During the three months ended March 31, 2014 and the nine months ended 30, 2013, the Company did not provide any credit related services other than credit management through LEF. Rather the Company referred the customer's information to third party companies. The Company received referral fees from these third party credit service providers. During 2014, it is management’s intention to provide these services directly through our customers, by licensing the information necessary. Also, the Company has identified a number of additional businesses for which it could expand its product offerings and generate additional revenues. For the Company to fully execute on its business model for OWM, it will require substantial cash resources which are currently unavailable.

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

OWR’s principal business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties. During the three and nine months ended September 30, 2014, and 2013, OWR did a minimal amount of business due to fiscal constraints. During 2014, the Company intends to reduce its real estate activities and concentrate on OWM’s business and discontinue OWR’s operations.

eCommerce Platform Purchase

On May 28, 2014, the Company entered into an Asset Purchase Agreement with Leader Act Ltd HK, ("Leader") a private Hong Kong corporation to purchase a eCommerce Platform ("Platform") software program developed and owned by Leader. The Platform entails all aspects of interaction that a company has with its customer, whether it is sales or service-related. It also provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agrees to service and maintain the software for a period of two years. Subsequently, Leader will be paid to service and maintain the software. For the CRM and service and maintenance the Company issued to leader 10,000,000 restricted shares of common stock valued at $0.05 per share. For financial reporting purposes, $350,000 of the purchase price was allocated to the Platform and $150,000 was allocated to the software maintenance agreement which was booked as a prepaid at the date of the acquisition and will be amortized on a straight-line basis over the period of the agreement.

As of the date of this report the Platform was fully installed and functioning. However, as is normal under these circumstances, the Company and Leader continue to install enhancements and modify this system.

Expected benefits of the new Platform include the following:

  More personalized customer service
  Improved reporting, performance management and customer analytics
  Privacy and security
  Improved customer retention
  Fraud detection and prevention analytics
  Automated recurring billing capabilities
  Sophisticated Profit management tools including affiliate commission tracking, price point testing and indemnification of revenue loss causes
  Gateway integration and merchant account load balancing
  Improved affiliate management and affiliate fraud detection
  Enhanced reporting and performance tracking

Finally, the new CRM system, when fully integrated, will be highly scalable and customizable, allowing us to gain actionable customer insights with a back-end analysis as well as helping streamline our operations and personalize customer service.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement ("MIP") Agreement with Leader. Under the terms of the MIP Agreement, Leader undertakes the responsibility to provide the investment dollars of the "media purchase" for customer and lead generation and to manage this process. In doing so, Leader will create the offers, spend the funds necessary to purchase various media and manage the overall process. The Company's current on-line offers are focused in the financial services industry, representing credit monitoring and management. Leader is also responsible for graphic design, Website design and various other programming expenses. The net revenue from the media purchase will be shared with each party receiving 50 percent after the deduction of certain costs and expenses including the media purchase, merchant fees, product costs, and affiliate fees. Under the agreement the Company will be responsible for customer service, network costs, accounting and other general and administrative costs. Leader can advance EZJR up to $500,000 which may be converted into a total of 10,000,000 restricted common shares of EZJR stock at the fixed price of $0.05 per share. Once Leader has acquired the 10,000,000 shares of EZJR stock ownership, the MIP Agreement is no longer in force. Leader had previously advanced the Company the sum of $50,000 for media purchases. On June 26, 2014, these funds were used to purchase 1,000,000 restricted shares of the Company’s common stock at $0.05 per share. During the three months ended September 30, 2014 total net revenues generated under the agreement was $7,595. Of net revenue was generated under the agreement; $3,798 was available to Leader to purchase stock.

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

Results of Operations

Discussion of three months ended September 30, 2014 and 2013.

Revenues

Revenues for the three months ended September 30, 2014 were $478,670 compared to $476,842 an increase of 0.4%. The primary reason for the increase was an increase in product sales of $211,427 or 256.2%, offset by a $208,059 or 53.3% decrease in referral fees. The decrease in referral fees was a direct result of reduced affiliate activity and a significant reduction in online advertising. Going forward the company anticipates that referral fees will decrease dramatically as we shift to selling products including those products that are provided by third parties directly to our customers.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 were $795,978 compared to $466,350 an increase of $329,628 or 70.7%. The primary reason for the increase was an increase in selling costs expenses of $185,678 or 133.4% as the company made a strategic decision to sell third party products of which costs are included in this amount. Also contributing to the increase was an increase in commission expenses paid to our affiliate network of $48,857 or 44.7%. The company relied to a greater extent on affiliate to generate referral fees. The increase in general and administrative fees of $95,306 was primarily due to an accrual from legal settlement of $82,500.

Loss from Operations

As a result of the foregoing factors we had a loss from operations of $317,308 for the three months ended September 30, 2014, compared to a profit from operations of $10,492 for the same period in 2013, a change of $327,800.

Interest Expense

Interest expense for the three months ended September 30, 2014 was $37,175 compared to $2,580 for the same period in 2013. The primary reason for the increase was interest on a $100,000 promissory note and increased interest related to outstanding credit card debt.

Net Loss

As a result of the foregoing factors we had a net loss of $354,483 for the three months ended September 30, 2014, compared to net income of $7,912 for the same period in 2013.

Discussion of nine months ended September 30, 2014 and 2013.

Revenues

Revenues for the nine months ended September 30, 2014 were $1,343,915 compared to $2,190,129 for the same period on 2013, a decrease of $846,214 or 38.6%. The primary reason for the decrease was a decrease of $1,314,277 or 69.0% in referral fees. This decrease was partially offset by an increase in product sales of $471,053 or 170.4%. Also contributing to the decrease in revenues was a decline in commission revenue of $2,990. The decrease in referral fees was a direct result of reduced affiliate activity and a significant reduction in online advertising. Going forward the company anticipates that referral fees will decrease dramatically as we shift to selling products provided by third parties directly to our customers.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 were $1,977,514 compared to $2,154,396 a decrease of $176,822 or 8.2%. The primary reason for the decrease was a decrease in advertising expenses of $486,433 or 80.3% as the company made a strategic decision to preserve cash as a result of a decrease in the efficacy of its online advertising. Also contributing to the decrease was a decrease in commission expenses paid to our affiliate network of $162,342 or 27.8% as affiliate activity has declined along with the decrease in advertising. Partially offsetting these decreases were an increase in selling costs of $255,999 or 45.9%, primarily related to payments made to third party service providers. Additionally, general and administrative expense increased by $215,894 or 53.0% primarily due to increases in salaries, accrued legal settlement, professional fees, rent, and utilities.

Loss from Operations

As a result of the foregoing factors we had a loss from operations of $633,599 for the nine months ended September 30, 2014, compared to operating profit of $35,733 for the same period in 2013, an increase of operating loss of $669,332.

Interest Expense

Interest expense for the nine months ended September 30, 2014 was $1,319,171 compared to $15,352,128 for the same period in 2013. The primary reason for the decrease was a non-cash charge of $15,343,983 in 2013 related the issuance of 2,678,013 unregistered restricted shares of common stock to a related party in exchange for principal debt and its unpaid interest on the two outstanding Demand Promissory Notes totaling $54,592 including accrued interest. At the time of the issuance, the fair market value of the common stock issued was $15,398,575, based on the trading price on $5.75 per share on May 30, 2013, the date of the demand for payment. This increase was partially offset by a non-cash charge in 2014 of $1,212,500 related the issuance of 500,000 unregistered restricted shares of common stock in exchange for a $100,000 promissory note payable and unpaid interest of $7,500.Interest expense is related to two notes payable and interest on credit cards.

Net Loss

As a result of the foregoing factors we had a net loss of $1,952,770 for the nine months ended September 30, 2014, compared to a net loss of $15,316,315 for the same period in 2013.

Going Concern

Since inception through September 30, 2014, we have not generated sufficient revenues to achieve operating profitability. We have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future. For the quarter ended September 30, 2014, our net loss was $354,483 and our accumulated deficit was $18,265,417. Accordingly, there can be no assurance that we will ever be able to achieve our sales goals or earn a profit. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Liquidity and Capital Resources

As of September 30, EZJR had $65,613 in cash and cash equivalents, receivables of $23,603 and total current assets of $170,521. At the same date, EZJR had total current liabilities of $1,222,124, this includes: Accounts payable and accrued liabilities of $872,872, loan application fee of $61,870, $100,000 in deferred revenues, related party note payable of $100,000, deferred rent of $3,620, related party advances of $58,762 and notes payable of $25,000.

During the three months ended September 30, 2014 we saw an increase in our product sales revenues when compared to the prior two quarters, however, compared to the same period in 2013 revenues from referral fees decreased significantly. Subsequent to September 30, 2014 the Company has experienced an increase in revenues, however, there are no assurances that these increases will continue. Additionally as of September 30, 2014 we had a negative working capital of $1,051,603. As a result we hope to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs. There can be no assurance that such capital will be available and if not, the Company may be unable to meet its goals for future growth.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who are also members of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

•         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2014.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ended September 30, 2014 related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three months ended September 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

During the quarter Ownerwiz Marketing Inc. (“OWM”), a wholly-owned subsidiary of the Company received a notice of Contemplated Legal Action from the Office of Consumer Affairs for the State of Georgia (“OCA”). The notice stated that OCA was contemplating taking legal action against OWM for unfair and deceptive business practices related to our credit monitoring business. In the notice OCA claimed that OWM was operating a “credit repair business” in violation of the State of Georgia’s Fair Business Practices Act (FBPA) by selling the credit monitoring products of LEF. OWM strongly denied any violation of the law. However, OWM and the Board of Directors of EZJR determined that it would be prudent to seek a settlement with OCA rather than be involved in a long and expensive legal battle.

On October 1, 2014 OWM voluntarily entered into an Agreement of Voluntarily Compliance with OAC to resolve this matter without admitting any violation of the FBPA. In return for OAC not to pursue any further action against OWM, OWM agreed to, among other things; (1) cease any further selling of LEF’s products in the State of Georgia, (2) refund money to certain consumers named in the Agreement, (3) pay an administrative fee to the State in the amount of and initial payment of $4,500 and nine subsequent monthly payments of $2,000 beginning in January 2015, and (4) pay an additional penalty of $60,000 should the OWM fail to pay the fees and penalties in accordance with the Agreement. For accounting purposes, we have accrued the entire amount of the penalty of $82,500 as a liability at September 30, 2014, while understanding that a portion of the accrual may be waived in subsequent accounting periods.

We are not presently a party to any other material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 1A. RISK FACTORS

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 28, 2014, we issued 4,585,000 shares of restricted common stock in exchange for 100% of the stock of Leading Edge Financial, Inc. (“LEF”) a Florida Corporation that provides credit management services. Concurrently, with the close of this transaction, Barry Hall was appointed Executive Chairman of the Board of Directors and Chief Financial Officer and Edward Zimbardi was appointed to the Board of Directors and Chief Executive Officer.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(1) Consolidated Balance Sheets at September 30, 2014, and December 31, 2013 (Unaudited)

(2) Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2014 and September 30, 2013 (Unaudited).

(3) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2014 and September 30, 2013 (Unaudited).

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

Date: November 14, 2014	/s/ Barry Hall
Name: Barry Hall
Title: Executive Chairman and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 14, 2014	/s/ Edward Zimbardi
Name: Edward Zimbardi
Title: Chief Executive Officer and Director
(Principal Executive Officer)