Form 10-K
period 2014-12-31
EZJR, Inc.
filed 2015-04-17
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period Ended December 31, 2014

OR

X	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53810

EZJR, INC.

(Exact name of registrant as specified in its charter)

_________________

Nevada	20-0667864
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8250 W. Charleston Blvd. Suite 110, Las Vegas, NV	89117
(Address of principal executive offices)	(Zip Code)

702-778-6795
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes o  No þ

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes þ   No o

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes þ No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ¨ No þ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer	o
Non-accelerated filer o	Smaller Reporting Company	þ
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes o  No þ

The aggregate market value of the voting stock held by non-affiliates amounted to $7,267,303 on December 31, 2014

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 15, 2015, the registrant’s outstanding common stock consisted of 29,249,576 shares, $0.001 par value. Authorized – 70,000,000 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX

Table of Contents

EZJR, Inc.

Index to Form 10-K

For the Year Ended December 31, 2014

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

·         inability to raise additional financing for working capital and product development;

·         inability to identify internet marketing approaches;

·         deterioration in general or regional economic, market and political conditions;

·         the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

·         adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

·         changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

·         inability to efficiently manage our operations;

·         inability to achieve future operating results;

·         our ability to recruit and hire key employees;

·         the inability of management to effectively implement our strategies and business plans; and

·         the other risks and uncertainties detailed in this report.

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

Corporate Structure

EZJR, Inc. ("Company") ("EZJR") is an Internet marketing and real estate company headquartered in Las Vegas, Nevada with operations in Georgia and Florida.  OwnerWiz Realty, Inc. (“OWR”) is the Company’s wholly-owned subsidiary. OWR was incorporated April 12, 2011. OW Marketing, Inc. (“OWM”) is a wholly-owned subsidiary of OWR and was incorporated on October 23, 2011. LEF is a wholly-owned subsidiary of EZJR.

EZJR’s Business

EZJR’s primary business is to improve the sales performance of brands, products and services by way of its proprietary eCommerce platform. Our unique methodology minimizes the cost of generating leads and then maximizes the conversion of those leads into customers. After the initial sale, EZJR utilizes a process for monetizing customers to the greatest extent possible through up-sales, down-sales and cross-sales. As of October 1, 2014 EZJR, entered into a Marketing and Selling Agreement (the “Agreement”) with Her Imports, LLC (“Her”), a retailer of human hair extensions and related products. Under the agreement EZJR was to custom design Her’s eCommerce Websites and generate customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns. Finally, EZJR was to sell Her’s products as well as other products to these customers. As part of the Agreement EZJR purchased Her’s inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note. It is the Company’s intention to enter into similar agreements with other brands and retailers some of whom will pay a commission to the Company based on the sales generated.

In addition to selling its products online, Her’s products are sold at retail in physical store locations. Generally, these locations consist of executive offices such as Regus executive offices. By using these offices, Her is able to quickly expand or contract as market conditions dictate. Furthermore, executive offices generally provide for greater security than can be found at traditional retail storefront locations. As part of the agreement with Her, EZJR reimburses Her for the expense of these store locations, employee costs, connectivity expenses and certain other expenses as agreed upon. All retail store sales are made by EZJR and are processed through a Point-of-Sale (POS) system implemented by EZJR. Additionally, EZJR reimburses Her for specific customer service costs, warehousing and fulfillment expenses. Finally, the Company pays Her a 10% royalty on net sales. In return, Her provides the Company assistance in development and sourcing of products, promotion of products, employee training and high level store management. Subsequently, the agreement was modified to allow any payments made by the Company on behalf of Her to be offset against any royalty payments.

During the quarter ended December 31, 2014, sales of Her Import products and revenues from services provided to Her accounted for substantially all of the Company’s revenues and profits allowing the Company to be profitable on a quarterly basis for the first time since the quarter ended March 31, 2013. As a result of the success of the Her agreement, it is the Company’s intention to enter into similar agreements with other brands and retailers some of whom will pay a commission to the Company based on the sales generated. Furthermore, it is the Company’s intention to further expand Her’s business by working with Her to add additional stores in various markets in the U.S. and where feasible expand internationally. Additionally, the Company is currently examining the potential to add other products that complement the current product offering.

OWM’s Business

OW Marketing, Inc., operates several websites which offer users several services. These services include credit monitoring, credit management, credit reports, and real estate listings. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. The Company received referral fees from these third party credit service providers. During 2014, the Company began providing these services directly through our customers, by licensing the information necessary.

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

Contemplated Legal Action by the Office of Consumer Affair, State of Georgia

During the third quarter 2014 the OWM received a notice of Contemplated Legal Action from the Office of Consumer Affairs for the State of Georgia (“OCA”). The notice stated that OCA was contemplating taking legal action against OWM for unfair and deceptive business practices related to our credit monitoring business. In the notice OCA claimed that OWM was operating a “credit repair business” in violation of the State of Georgia’s Fair Business Practices Act (FBPA) by selling the credit monitoring products of LEF. OWM strongly denied any violation of the law. However, OWM and the Board of Directors of EZJR determined that it would be prudent to seek a settlement with OCA rather than be involved in a long and expensive legal battle.

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

As of the date of the report the business activity for LEF has been significantly curtailed as we are evaluating other vendors to partner with to provide credit monitoring services.

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

OWR’s principal business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties. During the years ended December 31, 2014 and 2013, OWR did a minimal amount of business due to fiscal constraints. During 2015, the Company intends to reduce its real estate activities and concentrate on OWM’s business and discontinue OWR’s operations.

As of the date of these financial statements, the Company is not actively operating OWR’s business. Management is currently evaluating the future of OWR and may choose to completely dissolve OWR, however, such a decision has yet to be made.

eCommerce Platform

On May 28, 2014, the Company entered into an Asset Purchase Agreement with Leader Act Ltd HK, ("Leader") a private Hong Kong corporation to purchase an eCommerce Platform (“Platform") software program developed and owned by Leader. The platform entails all aspects of interaction that a company has with its customer, whether it is sales or service-related. It also provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agrees to service and maintain the software for a period of two years. Subsequently, Leader will be paid to service and maintain the software. For the Platform and service and maintenance the Company issued to Leader 10,000,000 restricted shares of common stock valued at $0.05 per share. For financial reporting purposes, $350,000 of the purchase price was allocated to the Platform and $150,000 was allocated to the software maintenance agreement which was booked as a prepaid at the date of the acquisition and will be amortized on a straight-line basis over the two-year term of the agreement.

As of the date of this report the Platform was fully installed and functioning. However, as is normal under these circumstances, the Company and Leader continue to install enhancements and modify this system.

The benefits of the new Platform include the following:

·         More personalized customer service

·         Improved reporting, performance management and customer analytics

·         Privacy and security

·         Improved customer retention

·         Fraud detection and prevention analytics

·         Automated recurring billing capabilities

·         Sophisticated Profit management tools including affiliate commission tracking, price point testing and indemnification of revenue loss causes

·         Gateway integration and merchant account load balancing

·         Improved affiliate management and affiliate fraud detection

·         Enhanced reporting and performance tracking

Finally, the new Platform is highly scalable and customizable, allowing us to gain actionable customer insights with a back-end analysis as well as helping streamline our operations and personalize customer service.

The Company is currently transitioning its business to put greater emphasis on monetizing the value of this platform and is actively pursuing additional customers and brands to provide our services to.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement ("MIP") with Leader. Under the terms of the MIP Agreement, Leader undertakes the responsibility to provide the investment dollars of the "media purchase" for customer and lead generation and to manage this process. In doing so, Leader will create the offers, spend the funds necessary to purchase various media and manage the overall process. The Company's current on-line offers are focused in the financial services industry, representing credit monitoring and management. Leader is also responsible for graphic design, Website design and various other programming expenses. The net revenue from the media purchase will be shared with each party receiving 50 percent after the deduction of certain costs and expenses including the media purchase, merchant fees, product costs, and affiliate fees. Under the agreement the Company will be responsible for customer service, network costs, accounting and other general and administrative costs. Leader can advance EZJR up to $500,000 which may be converted into a total of 10,000,000 restricted common shares of EZJR stock at the fixed price of $0.05 per share. Once Leader has acquired the 10,000,000 shares of EZJR stock ownership, the MIP Agreement is no longer in force. Leader had previously advanced the Company the sum of $50,000 for media purchases. On June 26, 2014, these funds were used to purchase 1,000,000 restricted shares of the Company’s common stock at $0.05 per share. During the three months ended September 30, 2014 total net revenues generated under the agreement was $7,595 of net revenue generated under the agreement and $3,798 was available to Leader to purchase stock. Since September 30, 2014 there has been no activity related to the MIP agreement as we have been focusing our marketing efforts on the agreement with Her Imports. However, we anticipate that during 2015 we will reactivate the MIP program.

Reevaluation of Company Strategy

Due to the success of our agreement with Her Imports, management is reevaluating the Company’s business strategy and intends to focus on further leveraging our eCommerce platform as well as our agreement with Her Imports. Included in this strategy may be the divestiture or abandonment of OWR, OWM and LEF. Management is currently examining all possible business scenarios and had begun discussions with various other businesses, current stockholders, attorneys and financial advisors as to our best course of action. As of the date of this report, no agreement(s) have been formalized. There can be no assurance that such a course of action will take place in the near future, if ever.

Customers

EZJR Customers.

As of the date of this report the Company only had one service customer; Her Imports. The Company’s product customers are individuals and occasionally hair salons. As the product line expands it is the intention of the Company to primarily address young urban women by offering affordable health, beauty and fashion products. However, as the Company engages additional brands it is likely that the variety of markets and customers will expand.

OWM, LEF and OWR customers.

The OWM’s customers are primarily subprime borrowers who are unable to purchase a home regardless of their current financial situation. They become frustrated with the home buying process because they are unable to qualify for a loan and, as such, are trapped renting with no clear path to home ownership. As a result they feel lost, they don’t know who to trust and believe they are on their own in their quest for home ownership since no one takes a vested interest in their goals.

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

The OWM system for achieving home ownership is a step by step process as follows:

·         Obtain credit reports and scores.

·         Enhance and manage credit scores.

·         Determine buying power.

·         Expand account details.

·         Review home listings.

·         Determine amount of cash required.

·         Prepare the Home Resume and present the offer.

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

Reevaluation of Company Strategy

Due to the success of our agreement with Her Imports, management is reevaluating the Company’s business strategy and intends to focus on further leveraging our eCommerce platform as well as our agreement with Her Imports. Included in this strategy may be the divestiture or abandonment of OWR, OWM and LEF. Management is currently examining all possible business scenarios and had begun discussions with various other businesses, current stockholders, attorneys and financial advisors as to our best course of action. As of the date of this report, no agreement(s) have been formalized. There can be no assurance that such a course of action will take place in the near future, if ever.

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

Competitors

Hair Extensions. There are many competitors that sell hair extension including individuals, salons, mall kiosks and online stores.

The Company’s competitors include but are not limited to:

AliExpress

Queen Virgin Remy

Go Naked Hair

Bella Dream Hair

Extensions Plus

Bellami Hair

Indique Hair

Certain of these competitors have physical locations while the majority only sell online. Some competitors only sell low-quality synthetic hair. The Company believes that it sells the highest quality product at a competitive price. We only sell 100% human hair.

Credit Monitoring/Identity Theft. There are many companies in the credit monitoring/identity theft business. Additionally, since the Company’s predecessor company began marketing its rent-to-own solution, a myriad of copycat competitors have emerged. Included in our credit monitoring/identity theft competitors are the following:

·         Lifelock, Inc.

·         Intersections, Inc. (Identity Guard)

·         Experian Information Solutions, Inc. (including freecreditreport.com)

·         TrustedID

·         Transunion LLC

·         Equifax

Credit Repair. While the Company focuses on credit management rather than credit repair, credit repair companies are considered competitors. These companies include the following:

·         John C. Heath, Attorney at Law, PLLC doing business as Lexington Law

·         Creditrepair.com, Inc.

·         Sky Blue Financial Services, Inc.

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

From April 15, 2012 to August 3, 2012 the Company received 56 loan applications totaling $274,710 in loan application fees. Of this amount $91,000 was subsequently paid to SCS on behalf of applicants. Additionally, as of December 31, 2014 a total of $96,395 had been refunded to applicants by the Company. Of that amount, $4,000 was refunded to applicants that were, in fact, paid to SCS and the responsibility of SCS.

The Company does not believe that it is legally liable for any amounts forwarded to SCS on behalf of applicants. However, from time-to-time, on a case-by-case basis the Company has refunded amounts to applicants that were paid to SCS. Regardless, it is the Company’s policy to record the total of all loan application fees it has received as a loan application fee liability until such time as a refund is made to the applicant either by SCS or the Company. As of December 31, 2014 and 2013, $61,870 and $66,320, respectively, was recorded as a loan application liability.

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

We have only recently achieved profitability.

From inception (April 12, 2011) through December 31, 2014, we had an accumulated deficit of $17,520,530 and as such our independent accountants have substantial doubts about the Company’s ability to continue as a going concern. With the exception of the quarter ending March 31, 2013, since inception through September 30, 2014, we did not generated sufficient revenues to achieve profitability. While we achieved an operating profit for the year ended December 31, 2014, we still had negative working capital balance. Additionally, management is in the process of developing an operating plan to continue grow our business, however, such a plan may require additional capital financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty as a result of our financial condition at year end. For the year ended December 31, 2014, our net loss was $1,207,983. Accordingly, there can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

It is difficult to evaluate the likelihood that the Company will achieve and/or maintain profitability in the future.

The Company’s ability to continue to operate as a going concern is fully dependent upon the Company sustaining its recently achieved profitability or to obtain financing to continue its development and operational activities. The ability to sustain profitable operations is in direct correlation to the Company’s ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably on a sustained basis.

We rely on outside vendors for our hair extension products.

We currently only have three qualified vendors that provide us with our hair extension products. Should any of these vendors fail to deliver those products to us on a timely basis our operations could be adversely affected. We are currently actively attempting to source additional qualified vendors but there can be no assurance that we will succeed in this effort.

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. We only recently began to be cash flow positive. We may require substantial additional capital in the near future to develop and market new products, services and technologies. We currently do not have commitments for financing to meet our expected needs and we may not be able to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near term operations and product development, we expect that we will require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

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

If we are unable to attract, train and retain sales, technical and financial personnel, our business may be materially and adversely affected.

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

EZJR’s Articles of Incorporation authorize the issuance of 70,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of common stock held by our then existing shareholders. Management may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock. If our MIP agreement is fully exercised up to 10,000,000 additional shares would be issued.

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

Since its inception, the Company has not paid cash dividends on the common stock and does not intend to pay cash dividends in the foreseeable future. Rather, the Company currently intends to retain future earnings, if any, to finance operations and expand our business. Therefore, any return on investment would come only from an increase in the value of our common stock. There are no assurances that the common stock will increase in value.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located at: 8250 W. Charleston Blvd., Suite 110, Las Vegas NV 89117. This location is currently rented on a month-to-month basis for $300.00 per month. In addition to the corporate headquarters, the Company has existing leases on the following facilities:

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

There are have limited trades of the Company’s stock, since it was listed on the OTC-BB. There are no assurances that an active market will ever develop for the Company's stock.

Year ended December 31, 2014	High	Low
First Quarter	$3.95	$0.01
Second Quarter	$1.80	$1.00
Third Quarter	$1.47	$0.75
Fourth Quarter	$1.45	$0.70

Year ended December 31, 2013	High	Low
First Quarter	$4.25	$0.75
Second Quarter	$9.00	$2.40
Third Quarter	$4.00	$1.65
Fourth Quarter	$2.00	$1.60

Holders of Common Stock

As of December 31, 2014, there were approximately 100 holders of record of our Common Stock and 29,249,576 shares outstanding.

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

Issuer Purchases of Equity Security Securities

We did not repurchase any of our equity securities during the years ended December 31, 2014 or December 31, 2013.

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

On May 28, 2014, the Company issued to Leader 10,000,000 restricted shares of common stock valued at $0.05 per share to purchase an eCommerce Platform software program and a two-year software maintenance agreement.

On June 26, 2014, the Company sold 1,000,000 shares of restricted common stock for $0.05 per share in exchange for a $50,000 advance from Leader Act.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the periods ended December 31, 2014 and 2013 to the prior years. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

Overview of Current Operations

EZJR, Inc. was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 14, 2006.

OwnerWiz Realty Inc. (“OWR”) is the Company’s wholly-owned subsidiary and parent company of OW Marketing, Inc. (“OWM”). OWR was incorporated April 12, 2011. OWR is a real estate company that provides service and products for first time home buyers and clients re-entering the path to home ownership representing buyers, sellers, developers and investors in all facets of real estate brokerage with a focus on serving the growing number of renters in the US. OWM, a wholly-owned subsidiary of OWR, was incorporated on October 23, 2011 and commenced operations in April 2012. It operates several websites which offer users a variety of services. These services include credit monitoring, credit repair, credit reports, rent to own real estate and real estate finance applications. OWM does not perform these credit related services, but rather refers the customer's information to third party companies.  From the launch of OWM in April 2012 until September 30, 2014 the primary business of the Company was sales of products and referral revenues related to credit repair, credit monitoring and real estate referrals.

As of October 1, 2014 EZJR, entered into a contract with Her Imports, LLC (“Her”), a retailer of human hair extensions and related products. Under the agreement EZJR will custom design Her’s eCommerce Websites and generate customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns. Finally, EZJR sells Her’s products as well as other products to these customers. As part of the agreement EZJR purchased Her’s inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note. In addition to selling its products online, Her’s products are sold at retail in physical store locations.

Results of Operations

YEAR ENDED DECEMBER 31, 2014 AS COMPARED TO 2013

Revenues

Revenues for the year ended December 31, 2014 were $3,966,459 compared to $2,523,268 an increase of $1,443,191, or 57.2%. The reason for the increase was $1,930,191 in product sales and an increase of $1,011,446 or 272.4% in services revenues. This increase was offset by a decrease in referral fees of $1,495,457 or 69.8% of referral fees and commission revenue of $2,989 or 37.2%. The decrease in referral fees was a direct result of lower affiliate activity complemented by a small increase of online advertising. Going forward the company anticipates that referral fees will decrease dramatically as we shift to selling products.

Operating Expenses

Operating expenses for the year ended December 31, 2013 were $3,810,233 compared to $2,745,926 an increase of $1,064,307 or 38.8%. The primary reason for the increase was cost of products sales of $1,102,560 and royalties of $201,369 resulting from the Agreement with Her Imports. Also contributing to the increase was an increase in the cost of service revenues of $320,828 as the company shifted from referring customers to selling services provided by third parties. This increase was offset by a decrease of $250,641 in commission expense and $539,648 resulting from the shift describe above. General and administrative expense increased by $229,839 or 40.6% primarily due to an increase in salaries, professional fees, software amortization, rent, utilities and travel partially offset by a decrease primarily in software expense and merchant account fees.

Other Expense

Other expense for the year ended December 31, 2014 was $1,364,209 compared to $15,371,015 for the same period in 2013. The primary reason for the decrease was a non-cash charge of $15,343,983 in 2013 related to the issuance of 2,678,013 unregistered restricted shares of common stock at the request of the Note Holder exchanged for notes payable and unpaid interest in exchange for principal debt and its unpaid interest on the two outstanding Demand Promissory Notes. In 2014, there was a similar non-cash loss on debt settlement of $1,212,500 related to the issuance of 500,000 unregistered restricted shares of common stock in exchanged for a $100,000 promissory note payable and unpaid interest of $7,500.

Net Loss

As a result of the foregoing factors we had a net loss of $1,207,983 for the year ended December 31, 2014, compared to a net loss of $15,593,673 for the same period in 2013, a decrease of $14,385,690.

Going Concern

From inception (April 12, 2011) through December 31, 2014, we had an accumulated deficit of $17,520,530 and as such our independent accountants have substantial doubts about the Company’s ability to continue as a going concern. Since inception through September 30, 2014, we did not generated sufficient revenues to achieve operating profitability. While we achieved an operating profit for the year ended December 31, 2014, we still had negative working capital balance. Additionally, management is in the process of developing an operating plan to continue to grow our business, however, such a plan may require additional capital financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty as a result of our financial condition at year end. For the year ended December 31, 2014, our net loss was $1,207,983. Accordingly, there can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

Summary of any product research and development that we will perform for the term of our plan of operation.

Not applicable.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of December 31, 2014, we had 6 employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time. Additionally, from time-to-time we rely heavily on independent contractors. Additionally, the founders of the Company provide a variety of services to the Company at no cost to the Company. At such time that the Company achieves financial stability and positive cash flow it is anticipated that the founders will become paid employees of the Company.

Liquidity and Capital Resources

As of December 31, 2014, EZJR had $285,434 in cash and cash equivalents and receivables of $322,179, inventories of $838,463 and total current assets of $1,569,036. At the same date, EZJR had total current liabilities of $1,839,088. This includes accounts payable and accrued liabilities of $893,627, secured promissory note of $700,000, loan application fee liability of $61,870, related party advances of $56,178, notes payable of $100,000 deferred rent (current portion) of $2,413.

During the year ended December 31, 2014 the Company saw a significant increase in its revenues when compared to the prior year. The primary reason for this increase was the sale of physical products which requires the Company purchase inventory. As sales grow, we will require higher levels of inventory which will require working capital. Furthermore, we are contemplating developing new products to complement the existing product line. As a consequence the Company may have to raise capital, either through the sale of equity or through loans, to grow our operations. There can be no assurance that such capital will be available and if not, the Company may have to significantly reduce or curtail its plans for expansion.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition

Product Sales

The Company, through the Her Imports store locations and its eCommerce Website, www.herimports.com, sells a variety of hair extension and related products. In the stores customers pay for our products using either cash, a debit card or a credit card. In the case of cash sales at the store, the store manager makes a nightly deposit of the cash, rounded down to a dollar. For cash sales, the Company recognizes the sale when the deposit is recorded into our account by the bank. For credit card and debit sales, the Company recognizes the sale when the card is charged.

Product sales on the Website are paid for using either debit or credit cards. Sales for Website product sales are recognized upon shipment of the product.

Service Revenues

The Company sells a variety of products on its Websites that are delivered in digital form directly to their customers. Without exception the customer pays the Company with a credit card. The revenues from the sale of these products are recorded upon receipt of the credit card payment. Additionally, the Company provides certain customers with various Website design and eCommerce marketing services depending upon the engagement for the services by the client. Revenue from these services are recognized upon completion of the engagement.

Referral Fees

The Company receives referral fees from these third party credit service providers. These fees are recorded as revenue when received.

Commission Revenue

The Company's wholly-owned subsidiary, OWR, is a licensed corporate real estate broker in the state of Georgia and contracts with real estate agents to provide customer leads and broker services in return for a participatory share of commissions earned on completed real estate sales and rental transactions. The Company reports the entire commission earned from a sales or rental transaction as revenue on a gross basis. Commission expenses as presented in the statement of operations represent the variable portion of the gross commission earned that is paid to the Company’s in-State sub-contracted agents who conduct the transactions. The Company recognizes revenue only when the real estate transaction has closed and all of the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) delivery has occurred or services have been rendered; iii) the fee for the arrangement is fixed or determinable; and iv) collectability is reasonably assured.  During the year ended December 31, 2014 the Company earned $5,056 in commission revenue.

Impairment Assessments of Purchased Software

On May 28, 2014, the Company purchased, for restricted shares of common stock, an eCommerce software program. Platform software program. The value of the software is amortized over five years. The Company makes judgments about the value of this long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company performed this impairment test in the fourth quarter of 2014. In order to estimate the fair value of long-lived assets, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management's best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company did not recognize any impairment charges related to software during 2014.

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

Not applicable.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, , has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

·         pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

·         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

·         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2014.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2014 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

·         lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

·         insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

·         Insufficient controls on the monitoring of cash sales and deposits.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name	Age	Position & Offices Held
Barry Hall	66	Executive Chairman of the Board of Directors and Chief Financial Officer
Edward Zimbardi	47	Chief Executive Officer and Director
Denis Betsi	36	Chief Technology Officer and Director
Juan Hernandez	38	Director

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

Mr. Hall concurrently serves as the President of Carlaris LV, Inc. which provides consulting services to the Company pursuant to a new consulting agreement between Carlaris and EZJR, dated December 1, 2014.

Hall holds an MBA and a BA in Mathematics, both earned at San Diego State University.

Mr. Edward Zimbardi, Chief Executive Officer, Director

Ed Zimbardi was appointed Chief Executive Officer and Board member on January 28, 2014. Prior to joining EZJR, Mr. Zimbardi was CEO of Fulfillment Central Publishing, Inc., an Internet marketing company, from 1999 until the company was sold in 2012.

Mr. Denis Betsi, Chief Technology Officer

Mr. Betsi was appointed to the Board of Directors on May 24, 2014. On December 23, 2014 he was appointed Chief Technology Officer. Mr. Betsi has 18-years of experience in high-tech, marketing industry, data analytics and business intelligence. He has served as a Chief Executive Office, President or Chief Technical officer for a variety of privately high tech, nutraceutical and Internet marketing companies. For the past 18-years, Mr. Betsi has worked to create a payment processing platform which has processed well over $1 Billion USD in direct & Internet marketing transactions. He has also been involved in multiple product launches in different niches and different countries and languages and has been instrumental in building the technological backbone of these launches.

Mr. Betsi’s first IT startup was at the age of 19 and has since provided a wide range of services including consulting in the field of data analytics, business intelligence, customer satisfaction and retention programs as well as developing a complete eCommerce Software, Shopping cart solutions and Customer Relationship Management platform as well as being the CTO for 2 affiliate networks.

Mr. Betsi concurrently serves as the President of Into Sales, Inc., which provides consulting services to the Company pursuant to a consulting agreement between Into Sales and EZJR, dated November 1, 2014.

Mr. Juan Hernandez, Director

 Mr. Hernandez was appointed to the Board of Directors on May 24, 2014. Juan Hernández, served at IFXBG as director, in charge of overseeing the process of listing companies in the Frankfurt stock exchange as well as the GXG in London, also on double listings for companies that needed to raise funds on European Markets. He has experience on the process of taking a company public, raising funds and on structuring financial instruments for project financing.

Mr. Hernández is a director at Guerrilla Social Media Optimization and is responsible for handling the Internet marketing of several of the public listed companies. Mr. Hernández also held various management positions in companies in the financial, health, telecom and Internet fields. He holds a degree in Systems Engineering from Universidad Metropolitana in Caracas, Venezuela in 2001, then went to live in Spain where he worked at companies such as Telecinco and Telecor.

Involvement in Certain Legal Proceedings.

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our directors or executive officers:

·         any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·         any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

·         being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

·         being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

·         any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

·         Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; and

·         Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Board of Directors

Our board of directors currently consists of members; Mr. Hall, Mr. Zimbardi, Mr. Betsi and Mr. Hernandez. Our directors serve one-year terms.

Audit Committee

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

·         The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

·         The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

·         The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

·         The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

·         The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

·         The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

·         There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

·         The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

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

Code of Ethics

On May 28, 2014 the Company adopted a Code of Ethics for the Board and any salaried employees.

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

EZJR Summary Compensation Table

Name	Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation (2)	Total

Edward Zimbardi (1)	Chief Executive Officer	2014	$87,083	-0-	-0-	-0-	$87,083

Barry Hall (2)	Chairman and CFO	2014	-0-	-0-	-0-	$42,000	$42,000
Denis Betsi (3)	CTO	2014	-0-	-0-	-0-	$20,000	$20,000

(1)     Edward Zimbardi was appointed CEO on January 28, 2014 and receives a salary of $70,000 per year.

(2)     Barry Hall was appointed Executive Chairman and CFO on January 28, 2014. All Barry Hall’s compensation consist of payments for consulting work.

(3)     Denis Betsi was appointed CTO on November 1, 2014. All Denis Betsi compensation consists of payments for consulting work.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2014.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through December 31, 2014.

 Option Exercises for Fiscal Year-Ending December 31, 2014

There were no options exercised by our named executive officer in fiscal year ending December 31, 2014.

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

Director Compensation

We did not pay our directors any compensation, for their services as a director, during fiscal years ending December 31, 2014 and 2013.

ITEM 12. SERCURITY OWNERSHIP OF CERTAN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the ownership of our common stock on April 14, 2014 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 29,249,576 shares of common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned
Directors and Executive Officers
Barry Hall, Chairman and Chief Financial Officer 8250 W. Charleston Blvd, Suite 110 Las Vegas, NV 89117	750,000	2.6%
Edward Zimbardi, Chief Executive Officer (2) 2001 Lawrenceville Suwanee Road, Ste. 203 Suwanee, GA 30024	7,809,839	26.7%

All Directors and Officers as a Group	8,559,839	29.3%
5% Stockholders
Leader Act LTD HK 3212 East 21st Avenue Vancouver, BC, Canada V5M 2X2 Richard Kaye 893 Ronda Sevilla Laguna Hills, CA 92653 Adam Alred 1515 Lockridge Drive Cumming, GA 30041	11,000,000 1,612,500 1,500,000	37.6% 5.5% 5.1%

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

(2)     Brenda Zimbardi, P. O. Box 909, Braselton, GA 30517, Mr. Zimbardi’s wife is the beneficial owner who has the ultimate voting control over 6,669,839 shares held in the name of AdMaxOffers.com. We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Advances from Stockholders and Issuance of Common Stock

During the year ended December 31, 2014, the net decrease in the amount of related party advances was $54,484 from the balance of $110,662 related party advances outstanding as of December 31, 2013. As of December 31, 2014, there was $56,178 in related party advances outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 On December 4, 2012 (the "Engagement Date"), the Registrant's Board of Directors approved the appointment of and engaged De Joya Griffith, LLC, 2580 Anthem Village Dr., Henderson, Nevada 89052, as the Registrant's independent registered public accounting firm. The aggregate fees billed to us or incurred by us by De Joya Griffith, LLC for the years ended December 31, 2014 and 2013 were as follows:

	For Year Ended December 31, 2014	For Year Ended December 31, 2013
(1) Audit Fees (1)	$48,500	$54,750
(2) Audit-Related Fees	-$0-	-$0-
(3) Tax Fees	-$0-	-$0-

(1) Audit Fees include fees billed and expected to be billed for services performed as of December 31, 2014 to comply with Generally Accepted Auditing Principles (GAAP), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our CEO pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal period ending December, 2011, all fees paid to Kelly & Company were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

For the years ended December 31, 2014 and 2013, there were no fees billed for professional services rendered by the Company’s independent auditors for audit-related fees, which include assistance with responding to SEC comment letters, consents, and procedures performed relating to potential acquisitions.

Tax Fees

For the years ended December 31, 2014 and 2013, there were no fees billed for the preparation of corporate tax returns.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
10.6	Share Exchange Agreement between EZJR and Leading Edge Financial dated January 28, 2014		8-K	12/31/13	10.6	01/28/14
10.7	Contract for services between EZJR and The Law Offices of Thomas C. Cook, Ltd. dated January 28, 2014		8-K	12/31/13	10.7	01/28/14

10.8	Asset Purchase Agreement between EZJR and Leader Act Ltd HK		8-K	12/31/14	10.8	05/28/14
10.9	Media Investor Purchase Agreement between EZJR and Leader Act HK		8-K	12/31/14	10.9	06/29/14
14.1	Code of Business Conduct and Ethics		8-K	12/31/14	14.1	5/28/14
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.2	Policy Prohibiting Insider Trading and Unauthorized Disclosure of Information to Other		8-K	12/31/14	99.2	5/28/14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZJR, INC.

Date: April 17, 2015	/s/ Barry Hall
Name: Barry Hall
Title: Executive Chairman and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 17, 2015	/s/ Edward Zimbardi
Name: Edward Zimbardi
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 17, 2015	/s/ Denis Betsi
Name: Denis Betsi
Title: Director and Chief Technology Officer

Date: April 17, 2015	/s/ Juan Hernandez
Name: Juan Hernandez
Title: Director

EZJR, Inc.

DE JOYA GRIFFITH

Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

EZJR, Inc.

We have audited the accompanying consolidated balance sheets of EZJR, Inc. and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZJR, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, NV

April 15, 2015

___________________________________________________________________________

Corporate Headquarters: De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone: (702)563-1600 Fax: (702)920-8049

EZJR, INC.
Consolidated Balance Sheets
(Audited)

	December 31,	December 31,
	2014	2013
ASSETS		(restated)

Current assets
Cash	$285,434	$64,793
Receivables	322,179	15,265
Inventories	838,463	-
Prepaid maintenance fees – current	75,000	-
Deposits	47,960	1,581
Total current assets	1,569,036	81,639

Furniture, equipment and software, net	321,609	20,464
Prepaid maintenance fees - non current	31,250	-
Other assets	-	7,574
Total assets	$1,921,895	$109,677

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$893,627	$380,554
Secure promissory note payable	700,000	-
Loan application fee liability	61,870	66,320
Related party notes payable	100,000	-
Related party advances	56,178	110,662
Notes payable	25,000	125,000
Deferred rent-current	2,413	3,938
Total current liabilities	1,839,088	686,474

Deferred rent- non current	-	2,413
Total liabilities	1,839,088	688,887

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value,
70,000,000 shares authorized, 29,249,576
and 13,164,576 shares issued and outstanding
as of December 31, 2014 and December 31, 2013,
respectively	29,250	13,165
Additional paid-in capital	17,574,087	15,720,172
Accumulated deficit	(17,520,530)	(16,312,547)
Total stockholders' equity (deficit)	82,807	(579,210)
Total liabilities and stockholders' equity (deficit)	$1,921,895	$109,677

The accompanying notes are an integral part of these consolidated financial statements

EZJR, INC.
Consolidated Statements of Operations
(Audited)

	For the year	For the year
	ended	ended
	December 31, 2014	December 31, 2013
		(restated)

Revenues
Product sales	$1,930,191	$-
Services revenues	1,382,812	371,366
Referral fees	648,400	2,143,857
Commission revenue	5,056	8,045
Total revenues	3,966,459	2,523,268

Operating Expenses
Cost of products sold	1,102,560	-
Cost of service revenues	323,688	2,860
Commission expense	441,164	691,805
Royalties	201,369	-
Selling expense	946,111	1,485,759
General and administrative expense	795,341	565,502
Total operating expenses	3,810,233	2,745,926

Income (loss) from operations	156,226	(222,658)

Other expenses
Loss on debt settlement	(1,212,500)	(15,343,983)
Interest expense - related parties	(136,669)	(7,771)
Interest expense	(15,040)	(19,261)
Total other expenses	(1,364,209)	(15,371,015)

Net loss	$(1,207,983)	$(15,593,673)

Net loss per share - basic	$(0.05)	$(1.30)

Weighted average number of common
shares outstanding - basic	24,300,590	11,996,662

The accompanying notes are an integral part of these consolidated financial statements

EZJR, Inc
Statement of Stockholders' Equity (Deficit)
Years Ended December 31, 2014 and 2013
(Audited)
					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
BALANCE, DECEMBER 31, 2012	-	-	10,386,563	10,387	224,375	(751,285)	(516,523)

Sale of common stock $1.00 per share	-	-	100,000	100	99,900	-	100,000
Issuance of common stock in exchange for $54,592 demand note			2,678,013	2,678	15,395,897	-	15,398,575
Net loss	-	-	-	-	-	(15,561,262)	(15,561,262)
BALANCE, DECEMBER 31, 2013	-	-	13,164,576	$ 13,165	$ 15,720,172	$ (16,312,547)	$ (579,210)

Issuance of common stock for acquisition of Leading Edge Financial, Inc.	-	-	4,585,000	4,585	(4,585)	-	-
Issuance of common stock to settle for $100,000 note
payable and accrued interest	-	-	500,000	500	1,319,500	-	1,320,000
Issuance of common stock for purchase of software and maintenance	-	-	10,000,000	10,000	490,000	-	500,000
Issuance of common stock to settle for $50,000 advance from
Stockholder	-	-	1,000,000	1,000	49,000	-	50,000
Net loss	-	-	-	-	-	(1,207,983)	(1,207,983)
BALANCE, December 31, 2014	-	-	29,249,576	$ 29,250	$ 17,574,087	$ (17,520,530)	$ 82,807

The accompanying notes are an integral part of these consolidated financial statements

EZJR, Inc.
Consolidated Statements of Cash Flows
(Audited)

	Year	Year
	Ended December 31,	Ended December 31,
	2014	2013
		(restated)

OPERATING ACTIVITIES
Net loss	$(1,207,983)	$(15,565,673)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	92,605	6,709
Interest paid with stock	7,500	-
Non-cash interest expense related to issuance of common stock in exchange for cancellation of demand notes	1,212,500	15,343,983
Changes in operating assets and liabilities:
Receivables	(306,914)	(101)
Inventories	(38,463)	-
Deposits	(46,379)	-
Accounts payable and accrued liabilities	513,073	116,161
Loan application fee liability	(4,450)	(111,995)
Deferred rent	(3,938)	(2,198)
Other assets	7,574	(2,850)
Net cash provided by (used in) operating activities	225,125	(215,964)

INVESTING ACTIVITIES
Purchases of fixed assets	-	(7,658)
Net cash used in investing activities	-	(7,658)

FINANCING ACTIVITIES
Repayment on secured promissory note	(100,000)	-
Proceeds from sale of common stock	-	100,000
Proceeds from notes payable	100,000	125,000
Proceeds from related party advances	2,400	117,583
Repayment of related party advances	(6,884)	(78,373)
Net cash provided by (used in) financing activities	(4,484)	264,210

NET CHANGE IN CASH	220,641	40,588

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	64,793	24,205
END OF PERIOD	$285,434	$64,793

SUPPLEMENTAL DISCLOSURES:
Interest paid	$21,440	$17,361
Income taxes paid	$10	$10

Non-cash investing and financing activities:
Purchases of software and maintenance agreement with common stock	$500,000	$-
Secured promissory note for purchase of inventory	$800,000	$-
Notes payable satisfied with issuance of common stock	$100,000	$-
Stock issued to settle related party advance	$50,000	$54,592

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

Corporate Structure

EZJR, Inc. ("Company") ("EZJR") is an Internet marketing and real estate company headquartered in Las Vegas, Nevada with operations in Georgia and Florida.  OwnerWiz Realty, Inc. (“OWR”) is the Company’s wholly-owned subsidiary. OWR was incorporated April 12, 2011. OW Marketing, Inc. (“OWM”) is a wholly-owned subsidiary of OWR and was incorporated on October 23, 2011. LEF is a wholly-owned subsidiary of EZJR.

EZJR’s Business

EZJR’s primary business is to improve the sales performance of brands, products and services by way of its proprietary eCommerce platform. Our unique methodology minimizes the cost of generating leads and then maximizes the conversion of those leads into customers. After the initial sale, EZJR utilizes a process for monetizing customers to the greatest extent possible through up-sales, down-sales and cross-sales. As of October 1, 2014, EZJR entered into a Marketing and Selling Agreement (the “Agreement”) with Her Imports, LLC (“Her”), a retailer of human hair extensions and related products. Under the agreement EZJR was to custom design Her’s eCommerce Websites and generate customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns. Finally, EZJR was to sell Her’s products as well as other products to these customers. As part of the Agreement EZJR purchased Her’s inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note. It is the Company’s intention to enter into similar agreements with other brands and retailers some of whom will pay a commission to the Company based on the sales generated.

In addition to selling its products online, Her’s products are sold at retail in physical store locations. As part of the agreement with Her, EZJR reimburses Her for the expenses of these store locations, employee costs, connectivity expenses and certain other expense as agreed upon. All retail store sales are made by EZJR and are processed through a Point-of-Sale (POS) system implemented by EZJR. Additionally, EZJR reimburses Her for specific customer service costs, warehousing and fulfillment expenses. Finally, the Company pays Her a 10% royalty on net sales. In return, Her provides the Company assistance in development and sourcing of products, promotion of products, employee training and high level store management. Subsequently, the agreement was modified to allow any payments made by the Company on behalf of Her to be offset against any royalty payments.

During the quarter ended December 31, 2014, sales of Her Import products and revenues from services provided to Her accounted for substantially all of the Company’s revenues and profits.

OWM’s Business

OW Marketing, Inc., operates several websites which offer users several services. These services include credit monitoring, credit management, credit reports, and real estate listings. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. The Company received referral fees from these third party credit service providers. During 2014, the Company began providing these services directly through our customers, by licensing the information necessary.

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

Contemplated Legal Action by the Office of Consumer Affair, State of Georgia

During the third quarter 2014 the OWM received a notice of Contemplated Legal Action from the Office of Consumer Affairs for the State of Georgia (“OCA”). The notice stated that OCA was contemplating taking legal action against OWM for unfair and deceptive business practices related to our credit monitoring business. In the notice OCA claimed that OWM was operating a “credit repair business” in violation of the State of Georgia’s Fair Business Practices Act (FBPA) by selling the credit monitoring products of LEF. OWM strongly denied any violation of the law. However, OWM and the Board of Directors of EZJR determined that it would be prudent to seek a settlement with OCA rather than be involved in a long and expensive legal battle.

On October 1, 2014 OWM voluntarily entered into an Agreement of Voluntarily Compliance with OAC to resolve this matter without admitting any violation of the FBPA. In return for OAC not to pursue any further action against OWM, OWM agreed to, among other things; (1) cease any further selling of LEF’s products in the State of Georgia, (2) refund money to certain consumers named in the Agreement, (3) pay an administrative fee to the State in the amount of and initial payment of $4,500 and nine subsequent monthly payments of $2,000 beginning in January 2015, and (4) pay an additional penalty of $60,000 should OWM fail to pay the fees and penalties in accordance with the Agreement. For accounting purposes, we have accrued the entire amount of the penalty of $82,500 as a liability at September 30, 2014, while understanding that a significant portion of the accrual may be waived in subsequent accounting periods. As of the date of this report the Company was in compliance Agreement of Voluntary Compliane.

As of the date of the report the business activity for LEF has been significantly curtailed as we are evaluating other vendors to partner with to provide credit monitoring services.

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

OWR’s principal business activities include: promoting, marketing, and selling realtor services to prospective homebuyers interested in residential properties. During the years ended December 31, 2014, and 2013, OWR did a minimal amount of business due to fiscal constraints. During 2015, the Company intends to reduce its real estate activities and concentrate on OWM’s business and discontinue OWR’s operations.

As of the date of these financial statements, the Company is not actively operating OWR’s business. Management is currently evaluating the future of OWR and may choose to completely dissolve OWR, however, such a decision has yet to be made.

eCommerce Platform

On May 28, 2014, the Company entered into an Asset Purchase Agreement with Leader Act Ltd HK, ("Leader") a private Hong Kong corporation to purchase an eCommerce Platform (“Platform") software program developed and owned by Leader. The platform entails all aspects of interaction that a company has with its customer, whether it is sales or service-related. It also provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agrees to service and maintain the software for a period of two years. Subsequently, Leader will be paid to service and maintain the software. For the Platform and service and maintenance the Company issued to Leader 10,000,000 restricted shares of common stock valued at $0.05 per share. For financial reporting purposes, $350,000 of the purchase price was allocated to the Platform and $150,000 was allocated to the software maintenance agreement which was booked as a prepaid at the date of the acquisition and will be amortized on a straight-line basis over the two-year term of the agreement.

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

On June 26, 2014, these funds were used to purchase 1,000,000 restricted shares of the Company’s common stock at $0.05 per share. During the three months ended September 30, 2014 total net revenues generated under the agreement was $7,595 of net revenue generated under the agreement and $3,798 was available to Leader to purchase stock. Since September 30, 2014 there has been no activity related to the MIP agreement as we have been focusing our marketing efforts on the agreement with Her Imports. However, we anticipate that during 2015 we will reactivate the MIP program.

Reevaluation of Company Strategy

Due to the success of our agreement with Her Imports, management is reevaluating the Company’s business strategy and intends to focus on further leveraging our eCommerce platform as well as our agreement with Her Imports. Included in this strategy may be the divestiture or abandonment of OWR, OWM and LEF. Management is currently examining all possible business scenarios and had begun discussions with various other businesses, current stockholders, attorneys and financial advisors as to our best course of action. As of the date of this report, no agreement(s) have been formalized. There can be no assurance that such a course of action will take place in the near future, if ever.

Going Concern and Management's Plan

From inception (April 12, 2011) through December 31, 2014, we had an accumulated deficit of $17,520,530 and as such our independent accountants have substantial doubts about the Company’s ability to continue as a going concern. Since inception through December 31, 2014, we have not generated sufficient revenues to achieve profitability. We have generated significant operating losses since our formation. While we achieved an operating profit for the year ended December 31, 2014, we still had negative working capital balance. Additionally, management is in the process of developing an operating plan to continue to grow our business, however, such a plan may require additional capital financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty as a result of our financial condition at year end. For the year ended December 31, 2014, our net loss was $1,207,983. Accordingly, there can be no assurance that we will ever be able to achieve our sales goals or earn a profit.

Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.  These reclassifications had no effect on previously reported results of operations.  The Company reclassified certain expense accounts to conform to the currents year’s treatment.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

The consolidated financial statements include the accounts of the Company (a Nevada Corporation) and its subsidiaries, Ownerwiz Realty and OW Marketing, all of which are wholly-owned. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

Product Sales

The Company, through the Her Imports store locations and its eCommerce Website, www.herimports.com, sells a variety of hair extension and related products. In the stores customers pay for our products using either cash, a debit card or a credit card. In the case of cash sales at the store, the store manager makes a nightly deposit of the cash, rounded down to a dollar. For cash sales, the Company recognizes the sale when the deposit is recorded into our account by the bank. For credit card and debit sales, the Company recognizes the sale when the card is charged.

Product sales on the Website are paid for using either debit or credit cards. Sales for Website product sales are recognized upon shipment of the product.

Service Revenues

The Company sells a variety of products on its Websites that are delivered in digital form directly to their customers. Without exception the customer pays the Company with a credit card. The revenues from the sale of these products are recorded upon receipt of the credit card payment. Additionally, the Company provides certain customers with various Website design and eCommerce marketing services depending upon the engagement for the services by the client. Revenue from these services are recognized upon completion of the engagement.

Referral Fees

The Company receives referral fees from these third party credit service providers. These fees are recorded as revenue when received.

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

From April 15, 2012 to August 3, 2012 the Company received 56 loan applications totaling $274,710 in loan application fees. Of this amount $91,000 was subsequently paid to SCS on behalf of applicants. Additionally, as of December 31, 2014 a total of $96,395 had been refunded to applicants by the Company. Of that amount, $4,000 was refunded to applicants that were, in fact, paid to SCS and the responsibility of SCS.

The Company does not believe that it is legally liable for any amounts forwarded to SCS on behalf of applicants. However, from time-to-time, on a case-by-case basis the Company has refunded amounts to applicants that were paid to SCS. Regardless, it is the Company’s policy to record the total of all loan application fees it has received as a loan application fee liability until such time as a refund is made to the applicant either by SCS or the Company. As of December 31, 2014 and 2013, $61,870 and $66,320, respectively, was recorded as a loan application liability.

Commission Revenue

The Company's wholly-owned subsidiary, OWR, is a licensed corporate real estate broker in the state of Georgia and contracts with real estate agents to provide customer leads and broker services in return for a participatory share of commissions earned on completed real estate sales and rental transactions. The Company reports the entire commission earned from a sales or rental transaction as revenue on a gross basis. Commission expenses as presented in the statement of operations represent the variable portion of the gross commission earned that is paid to the Company’s in-State sub-contracted agents who conduct the transactions. The Company recognizes revenue only when the real estate transaction has closed and all of the following criteria have been met: i) persuasive evidence of an arrangement exists; ii) delivery has occurred or services have been rendered; iii) the fee for the arrangement is fixed or determinable; and iv) collectability is reasonably assured.  During the year ended December 31, 2014 the Company earned $5,056 in commission revenue. As discussed in Note 1 to these financial statements, the Company is not actively operating OWR’s business as of December 31, 2014. Management is currently evaluating the future of OWR and may choose to completely dissolve OWR, however, such a decision has yet to be made.

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2014 and 2013, the Company’s cash and cash equivalents were on deposit in federally-insured financial institutions.

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

Accounts payable are reported at their historical carrying values, which approximate their fair values based on their short-term nature.

The fair value measurements of the Company’s financial instruments at December 31, 2014 and December 31, 2013 were as follows:

	Level 1	Level 2	Level 3	Total

December 31, 2014
Cash and cash equivalents	$ 285,434	$ -	$ -	$ 285,434

December 31, 2013
Cash and cash equivalents	$ 64,793	$ -	$ -	$ 64,793

Inventories

Inventory is booked at cost plus incoming shipping charges. The Company evaluates the carrying value of inventory to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying amounts are written down. In addition, the Company inventory on hand or committed with suppliers, that is not expected to be sold within the next 12 months, is considered as excess and thus appropriate write-downs of the inventory carrying amounts are established through a charge to cost of revenues. Significant reductions in product pricing, or changes in technology and/or demand may necessitate additional write-downs of inventory carrying value in the future.

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

Impairment Assessments of Purchased Software

On May 28, 2014, the Company purchased, for restricted shares of common stock, an eCommerce software program. Platform software program. The value of the software is amortized over five years. The Company makes judgments about the value of this long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company performed this impairment test in the fourth quarter of 2014. In order to estimate the fair value of long-lived assets, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management's best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company did not recognize any impairment charges related to software during 2014.

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

3. Acquisition of Leading Edge Financial, Inc.

On January 28, 2014, the Company issued 4,585,000 shares of restricted common stock in exchange for 100% of the stock of Leading Edge Financial, Inc. (“LEF”) a Florida Corporation that provides credit management services. On the date of the acquisition LEF was 54% owned by individuals with a majority beneficial interest in the Company including one person who was the CEO and sole director of the Company at that time. As such the acquisition was accounted for by means of a pooling of the entities under GAAP because the entities were under common control at the time of the transaction.

As the Company was required to record the transaction as a pooling of entities, the prior year financial statements have been restated as a result of the acquisition.

The following is a summary of the impact of the adjustment on the Company’s consolidated balance sheet as of December 31, 2013:

	As Previously Reported	Adjustments for Pooling with Leading Edge Financial, Inc.	As Restated
ASSETS
Current assets
Cash	$64,010	$783	$64,793
Receivables	15,265	-	15,265
Other current assets	1,581	-	1,581
Total current assets	80,856	783	81,639

Furniture and equipment, net	19,419	1,045	20,464
Other assets	7,574	-	7,574
Total assets	$107,849	$1,828	$109,677
			-
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$380,554	$-	$380,554
Loan application fee liability	66,320	-	66,320
Related party advances	110,662	-	110,662
Notes payable	100,000	25,000	125,000
Deferred rent-current	3,938	-	3,938
Total current liabilities	661,474	25,000	686,474
			-
Deferred rent- non current	2,413	-	2,413
Total liabilities	663,887	25,000	688,887
			-
Stockholders' deficit
Common Stock	13,165	-	13,165
Additional paid-in capital	15,720,172		15,720,172
Accumulated deficit	(16,289,375)	(23,172)	(16,312,547)
Total stockholders' deficit	(556,038)	(23,172)	(579,210)
Total liabilities and stockholders' deficit	$107,849	$1,828	$109,677

The following is a summary of the impact of the adjustment on the Company’s consolidated statement of operations for the year ended December 31, 2013:

REVENUES	As Previously Reported	Adjustments for Pooling with Leading Edge Financial, Inc.	As Restated
Product sales	$356,007	$15,359	$371,366
Referral fees	2,143,857	-	2,143,857
Commission revenue	8,045	-	8,045
Total revenues	2,507,909	15,359	2,523,268
		-
Operating Expenses:		-
Cost of Services		2,860	2,860
Commission expenses	684,500	7,305	691,805
Selling expense	1,478,344	7,415	1,485,759
General and administrative	541,640	23,862	565,502
Total operating expenses	2,704,484	41,442	2,745,926
		-
Income (loss) from operations	(196,575)	(26,083)	(222,658)
		-
Other expenses		-
Interest expense - related parties	(15,351,754)	-	(15,351,754)
Other interest expense	(17,761)	(1,500)	(19,261)
Total other expenses	(15,369,515)	(1,500)	(15,371,015)
		-
Net loss	$(15,566,090)	$(27,583)	$(15,593,673)

The following is a summary of the impact of the adjustment on the Company’s consolidated statement of cash flows for the year ended December 31, 2013:

	As Previously Reported	Adjustments for Pooling with Leading Edge Financial, Inc.	As Restated
OPERATING ACTIVITIES
Net loss	$(15,538,090)	$(27,583)	$(15,565,673)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	6,613	96	6,709
Non-cash interest expense related to the issuance of stock in
exchange for cancellation of demand note and accrued interest	15,343,983	-	15,343,983
Changes in operating assets and liabilities:		-
Prepaids	-	-	-
Receivables	(101)	-	(101)
Other assets	(2,850)	-	(2,850)
Accounts payable and accrued liabilities	116,161	-	116,161
Loan application fee liability	(111,995)	-	(111,995)
Deferred rent	(2,198)	-	(2,198)
Net cash used by operating activities	(188,477)	(27,487)	(215,964)

INVESTING ACTIVITIES
Purchases of fixed assets	(6,518)	(1,140)	(7,658)
Net cash used by investing activities	(6,518)	(1,140)	(7,658)

FINANCING ACTIVITIES
Proceeds from sales of common stock	100,000	-	100,000
Proceeds from notes payable	100,000	25,000	125,000
Proceeds from related party advances	113,173	4,410	117,583
Repayment of related party advances	(78,373)	-	(78,373)
Net cash provided by financing activities	234,800	29,410	264,210

NET CHANGE IN CASH	39,805	783	40,588

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	24,205	-	24,205
END OF PERIOD	$64,010	$783	$64,793

4. Property and Equipment

Property and equipment consists of the following:

	December 31,	December 31,
	2014	2013
Furniture and fixtures	$ 14,033	$ 14,033
Equipment	8,284	8,284
Software	351,140	1,045
Leasehold improvements	-	9,447
Total	373,457	32,809
Accumulated depreciation	(51,848)	(12,345)
Property and equipment, net	$ 321,609	$ 20,464

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was $88,013 and $6,709, respectively.

5. Related Party Transactions

 Shareholder Advances

During the year ended December 31, 2014, the net decrease in the amount of related party advances was $54,484 (including 1,000,000 shares of common stock issued in exchange for the settlement of $50,000 of the advance) stock issued from the balance of $110,662 related party advances outstanding as of December 31, 2013. As of December 31, 2014, there was $56,178 in related party advances outstanding. These advances have no terms and are to be repaid at the discretion of the Company.

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

On January 29, 2014 the Company issued a $100,000 promissory note to a shareholder. The note bears interest at 10% per month in the event that it was not paid by March 29, 2014. To date there have been no interest payments and as such the Company is in default on the note. The Company recognized $110,000 in accrued interest.

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

Future lease payments related to the Company’s office leases as of December 31, 2014 are as follows:

2015	$ 43,680
2016	14,004
Total	$ 57,684

On October 9, 2011, the Company entered into one-year employment agreements with two individuals. One was hired as Chief Compliance Officer (CCO) and the other was with the Company's then CEO to continue serving in that role. The agreement with the CCO was subsequently terminated while the CEO agreement called for the officer to receive compensation of $9,600 per month. At December 31, 2014 and December 31, 2013, $64,146 was due and outstanding under his agreement and is included in the balance of accounts payable and accrued liabilities.

Concentrations

For the year ended December 31, 2014 approximately 91.7% of the Company's referral fee revenue was generated from three customers. Changes with these three customers could have a material adverse effect on the Company’s business, financial condition, and results of operations. For the year ended December 31, 2014 one customer accounted for 36.2 % of service revenues. The Company does not anticipate significant service revenues from this customer in the future.

No single customer accounted for more than 10% of product sales.

At December 31, 2014, 93.2% of the Company’s accounts receivable was from Her Imports.

We currently only have three qualified vendors that provide us with our hair extension products. Should any of these vendors fail to deliver those products to us on a timely basis our operations could be adversely affected. We are currently actively attempting to source additional qualified vendors but there can be no assurance that we will succeed in this effort.

For the years ended December 31, 2013 approximately 79% of the Company's referral fee revenue was generated from three customers. It is anticipated that in the future the company will rely less on these customers as it transitions from a recurring revenue model to selling service provided by third parties. No single customer provided 10% or more of product sales service fees and commission revenue is non-recurring.

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

7. Promissory Notes

On October 1, 2013 the Company issued a one-year promissory note for $100,000. Under the terms of the note interest of 5% would be paid on the monthly anniversary of the note. Beginning May 1, 2014 the Company was obligated to pay down the note at an amount of $16,667 each month until the note was fully paid. Collateral for the note was 500,000 shares of the Company’s common stock which was held in escrow until the note was fully paid. In the event of default on the note such shares would be issued to the note holder. On March 1, 2014 the Company released the 500,000 shares being held in escrow that were used to secure the $100,000 promissory note in exchange for the note and $7,500 of outstanding interest that was due at the time of the exchange. The difference between the amounts of the promissory note and accrued interest and the fair market value of the stock was booked as a non-cash interest expense of $1,212,500 during the year ended December 31, 2014

On January 28, 2014, we issued 4,585,000 shares of restricted common stock in exchange for 100% of the stock of Leading Edge Financial, Inc. (“LEF”) a Florida Corporation that provides credit management services. Recorded on the books of LEF at the time of the transaction was a promissory note in the amount of $25,000. The note bears interest at 3.0% per month and was due and payable at December 15, 2013. At the date of the transaction and these financial statements LEF was in default on the note. As such, at the discretion of the note holder, the note can be declared due and payable.

For the year ended December 31, 2014 interest expense was $1,364,209 of which $1,212,500 was non-cash interest payable to related parties, as described above, and another $136,669 was payable to related parties.

For the year ended December 31, 2013 interest expense was $15,343,983 of which $15,343,983 was non-cash interest payable to related parties, as described above, and another $7,771 was payable to related parties.

As discussed in Note 1 to these financial statements, effective October 1, 2014 EZJR, entered into a contract with Her Imports, LLC (“Her”), a retailer of human hair extensions and related products. As part of the agreement EZJR purchased Her’s inventory that was on hand at September 30, 2014 in exchanged for a Secured Promissory Note (the “Note”) of $800,000. This note is secured with inventory and bears interest at an annual rate of 2.5% above the prime interest rate as published by the Wall St. Journal. Under the terms of the note, the Company is obligated to pay down the note at an amount of $100,000 each month beginning December 1, 2014 plus accrued interest until such time as the note is fully paid. At December 31, 2014 the outstanding balance on the Note was $700,000 with accrued interest owed of $3,063.

8. Income Taxes

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $18,692 ($49,877 in 2013) which is calculated by multiplying a 35% estimated tax rate by the taxable cumulative NOL of $53,407. The total valuation allowance is $18,692 ($49,877 in 2013). Details for the last two years follow:

	2014	2013
Net loss	$ (1,207,983)	$ (15,593,673)
Write off of software expense	-	51,600
Amortized software cost paid in stock	84,583	-
Non cash Interest	1,212,500	15,399,566
Net taxable income	89,100	(142,507)
Tax rate	35%	35%
Tax provision	31,185	(49,877)
Valuation allowance	-	49,877
NOL used	(31,185)	-
Taxable income	-	-

Deferred tax assets
Net operating loss carryforwards	18,692	49,877
Valuation allowance	(18,692)	(49,877)
Net deferred tax asset	$ -	$ -

	2014	2013
Effective Tax Rate Reconciliation:
Federal statutory tax rate	-35.0%	-35.0%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	35.0%	35.0%

Effective tax rate:	0.0%	0.0%

The estimated corporate federal net operating loss (NOL) is expected to expire in 2033. The tax years 2014, 2013, 2012 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

9. Stockholders’ Equity

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

On May 28, 2014, the Company issued to leader 10,000,000 restricted shares of common stock valued at $0.05 per share to purchase an eCommerce Platform software program and a two-year software maintenance agreement.

On June 26, 2014, the Company sold 1,000,000 shares of restricted common stock for $0.05 per share in exchange for a $50,000 advance from a stockholder.