Form 10-Q
period 2015-03-31
EZJR, Inc.
filed 2015-05-20
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53810

EZJR, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0667864
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8250 W. Charleston Blvd., Suite 110	89117
(Address of principal executive offices)	(Zip Code)

Telephone: 702-544-0195

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

As of May 20, 2015, the registrant’s outstanding common stock consisted of 29,249,576 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

EZJR, Inc.

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EZJR, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Current assets
Cash	$739,170	$280,904
Receivables	122,087	295,610
Inventories	846,381	838,463
Prepaid maintenance fees – current	75,000	75,000
Deposits	64,334	46,379
Current assets held for sale	1,618	32,681
Total current assets	1,848,590	1,569,036

Furniture, equipment and software, net	291,667	309,167
Prepaid maintenance fees - non current	12,500	31,250
Non-current assets held for sale	11,509	12,442
Total assets	$2,164,266	$1,921,895

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$291,469	$177,374
Secured promissory note payable	399,000	700,000
Income tax liability	159,325	-
Notes payable	25,000	25,000
Current Liabilities held for sale	1,003,661	936,715
Total current liabilities	1,878,455	1,839,088

Total liabilities	1,878,455	1,839,088

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value,
70,000,000 shares authorized, 29,249,576
and 10,386,563 shares issued and outstanding
as of March 31, 2015 and December 31, 2014,
Respectively	29,250	29,250
Additional paid-in capital	17,574,087	17,574,087
Accumulated deficit	(17,317,526)	(17,520,530)
Total stockholders' equity	285,811	82,807
Total liabilities and stockholders' equity	$2,164,266	$1,921,895

The accompanying notes are an integral part of these consolidated financial statements

EZJR, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Product sales	$2,669,258	$-

Operating Expenses
Cost of products sold	1,324,253	-
Royalties	250,414	-
Selling expense	534,946	-
General and administrative expense	93,562	41,253
Total operating expenses	2,203,175	41,253

Income (loss) from continuing operations	466,083	(41,253)

Other expenses
Loss on debt settlement	-	(1,212,500)
Interest expense	(9,563)	(10,500)
Total other expenses	(9,563)	(1,223,000)

Income (loss) from continuing operations	456,520	(1,264,253)
Provision for income taxes	(159,325)
Income (loss) from continuing operations	297,195	(1,264,253)
Loss from discontinued operations	(94,191)	(131,099)
Net income (loss)	$203,004	$(1,395,352)
Net income (loss) per share - basic	$0.01	$(0.08)
Net income (loss) per share - fully diluted	$0.01	$(0.08)

Weighted average number of common
shares outstanding - basic	29,249,576	16,514,020

Weighted average number of common
shares outstanding - fully diluted	29,249,576	16,514,020

The accompanying notes are an integral part of these consolidated financial statements

EZJR, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

OPERATING ACTIVITIES
Net income (loss)	$203,004	$(1,395,352)
Adjustments to reconcile net income (loss)
to net cash provided by (used by) operating activities:
Amortization	36,250	-
Non-cash loss on debt settlement	-	1,212,500
Changes in operating assets and liabilities:
Receivables	173,522	-
Inventories	(7,918)	-
Deposits	(17,955)	-
Accounts payable and accrued liabilities	114,096	(7,026)
Tax liability	159,325	-
Net cash provided (used) by operating activities	660,325	(189,878)

FINANCING ACTIVITIES
Repayment on secured promissory note	(301,000)	-
Proceeds from sale of common stock	-	100,000
Net cash provided (used) by financing activities	(301,000)	100,000

CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash provided by operating activities	98,942	86,886
Net cash provided by investing activities	-	4,592
Net cash (used) by financing activities	-	(1,600)
Net cash provided (used) by discontinued operations	98,942	89,878

NET CHANGE IN CASH	458,267	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	280,904	-
END OF PERIOD	$739,170	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$928	$7,350
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accrued interest payable with common stock	$-	$7,500
Notes payable satisfied with issuance of common stock	$-	$100,000

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

On April 22, 2015 the Company incorporated Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation, as a wholly-owned subsidiary. The primary purpose of Her Marketing will be to purchase various media for customer and lead generation. Additionally, Her Marketing will act as a conduit for the implementation and management of the Media Investor Purchase Agreement described below. As of the date of this report Her Marketing has had no business activity.

On May 15, 2015, the Company entered into an agreement with AdMaxOffers.com LLC (“Admax”), a shareholder and beneficial owner of the Company returned 650,000 shares of common stock of the Company (valued at $422,500 at the time of the transaction) to the Company in exchange for all stock in OWR and LEF. In doing so, the assets and obligations of OWR, LEF, and OWM are no longer the assets and obligations of the Company. As part of this agreement, Admax agreed to assume the liability for any compensation owed to both the former CTO and the current CEO. In turn the Company agreed to assume the following liabilities of OWM and LEF: 1) estimated unpaid payroll taxes of $6,675 plus estimated late fees of $1,033; 2) remaining Administrative fees and other fees owed under an Assurance of Voluntary Compliance pursuant to the Fair Business Practice Act with the State of Georgia of approximately $10,000; 3) a customer refund for $1,500; and 4) a $25,000 Note payable plus unpaid interest. Additionally, the Company agreed to reimburse Edward Zimbardi and Brenda Zimbardi up to $10,000 for legal fees that they may incur to defend against lawsuits related to any lawful actions that they took on behalf of the Company as an officer of the Company or any of its subsidiaries at the time.

Corporate Structure

EZJR, Inc. ("Company") ("EZJR") is an Internet marketing company headquartered in Las Vegas, Nevada with operations in Georgia and Florida.  OwnerWiz Realty, Inc. (“OWR”) is the Company’s wholly-owned subsidiary. OWR was incorporated April 12, 2011. OW Marketing, Inc. (“OWM”) is a wholly-owned subsidiary of OWR and was incorporated on October 23, 2011. LEF is a wholly-owned subsidiary of EZJR. On April 22, 2015 the Company incorporated Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation, as a wholly-owned subsidiary. The primary purpose of Her Marketing will be to purchase various media for customer and lead generation. Additionally, Her Marketing will act as a conduit for the implementation and management of the Media Investor Purchase Agreement described below. As of the date of this report Her Marketing has had no business activity.

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

Agreement with Her Holding, Inc.

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

In addition to selling its products online, Her’s products are sold at retail store locations. As part of the agreement with Her, EZJR reimburses Her for the expenses of these store locations, employee costs, connectivity expenses and certain other expenses as agreed upon. All retail store sales are made by EZJR and are processed through a Point-of-Sale (POS) system implemented by EZJR. Additionally, EZJR reimburses Her for specific customer service costs, warehousing and fulfillment expenses. Finally, the Company pays Her a 10% royalty on net sales. In return, Her provides the Company assistance in development and sourcing of products, promotion of products, employee training and high level store management. Subsequently, the agreement was modified to allow any payments made by the Company on behalf of Her to be offset against any royalty payments.

During the quarter ended March 31, 2015, sales of Her Imports products and revenues from services provided to Her accounted for substantially all of the Company’s revenues and profits.

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

Reevaluation of Company Strategy

Due to the success of our agreement with Her Imports, management is reevaluating the Company’s business strategy and intends to focus on further leveraging our eCommerce platform as well as our agreement with Her Imports. Included in this strategy is a divestiture of OWR, OWM and LEF described below.

OWM’s Business

OW Marketing, Inc., operates several websites which offer users several services. These services include credit monitoring, credit management, credit reports, and real estate listings. The Company receives fees from its users for its credit related products and records those fees as revenue as they are received. The Company received referral fees from these third party credit service providers. During 2014, the Company began providing these services directly through our customers, by licensing the information necessary. During the first quarter of 2015 OWM substantially curtailed much of its business. On May 15, 2015 OWM was divested from the Company.

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

As of the date of the report the business activity for LEF has been significantly curtailed. On May 15, 2015, LEF was divested from the Company.

OWR’s Business

OwnerWiz Realty Inc. is a Georgia licensed real estate company that represents both buyers and sellers of homes.

OWR earns commission revenues when the sales transactions are complete from the buyer or seller. As of the date of these financial statements, the Company is not actively operating OWR’s business.  On May 15, 2015 OWR was divested from the Company.

Going Concern and Management's Plan

From inception (April 12, 2011) through March 31, 2015, we had an accumulated deficit of $17,317,526 and as such there are substantial doubts about the Company’s ability to continue as a going concern. While we achieved an operating profit for the year ended December 31, 2014 and net income for the three months ended March 31, 2015 there can be no assurance that we will continue to be profitable. Additionally, management is in the process of developing an operating plan to continue to grow our business, however, such a plan may require additional capital financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty as a result of our financial condition at March 31, 2015.

Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.  These reclassifications had no effect on previously reported results of operations.  The Company reclassified certain expense accounts to conform to the currents year’s treatment.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company (a Nevada Corporation) and its subsidiaries, Ownerwiz Realty, Leading Edge Financial and OW Marketing, all of which are wholly-owned. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at March 31, 2015 and its results of operations for the three ended March 31, 2015 and 2014. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year. The consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements.

Discontinued Operations

As described in Note 1, on May 15, 2015 the Company spun-off two of its wholly-owned subsidiaries as part of an exchange of stock. For financial reporting purposes the disposal of these entities is reported as discontinued operations. As such the assets and liabilities, net of liabilities assumed, of these entities have been classified as assets and liabilities held for sale in accordance with Accounting Standard Codification 205-20. Because the transaction is an exchange of stock, the transaction is not taxable.

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

Referral Fees

The Company receives referral fees from third party credit service providers. These fees are recorded as revenue when received.

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

The Company does not believe that it is legally liable for any amounts forwarded to SCS on behalf of applicants. However, from time-to-time, on a case-by-case basis the Company has refunded amounts to applicants that were paid to SCS. Regardless, it is the Company’s policy to record the total of all loan application fees it has received as a loan application fee liability until such time as a refund is made to the applicant either by SCS or the Company. As of March 31, 2015 and December 31, 2014, $61,870 was recorded as a loan application liability.

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2015, the Company’s cash and cash equivalents were on deposit in federally-insured financial institutions.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Deposits at the Company's financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC).

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

Accounts payable are reported at their historical carrying values, which approximate their fair values based on their short-term nature.

The fair value measurements of the Company’s financial instruments at March 31, 2015 and December 31, 2014 were as follows:

	Level 1	Level 2	Level 3	Total

March 31, 2015
Cash and cash equivalents	$ 739,170	$ -	$ -	$ 739,170

December 31, 2014
Cash and cash equivalents	$ 280,904	$ -	$ -	$ 280,904

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

Impairment Assessments of Purchased Software

On May 28, 2014, the Company purchased, for restricted shares of common stock, an eCommerce software program. The value of the software is amortized over five years. The Company makes judgments about the value of this long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company performed this impairment test in the first quarter of 2015. In order to estimate the fair value of long-lived assets, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management's best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company did not recognize any impairment charges related to software during 2015 and 2014.

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

3. Discontinued Operations

On May 15, 2015 the Company spun-off two of its wholly-owned subsidiaries as part of an exchange of stock. For financial reporting purposes the disposal of these entities is reported as discontinued operations. The following table show the carrying amounts of the major classes of assets and liabilities of the discontinued operation.

	March 31,	December 31,
	2015	2014
Carrying amounts of major classes of assets included as part of discontinued operations
Cash	$-	$4,530
Receivables	-	26,569
Deposits	1,618	1,581
Furniture, equipment and software, net	11,509	12,442
Total assets of the disposal group classified as held for sale on the consolidated balance sheet	$13,127	$45,122

Carrying amounts of major classes of liabilities included as part of discontinued operations
Bank overdraft	$3,012	$-
Accounts payable and accrued liabilities	781,394	716,253
Loan application fee liability	61,870	61,870
Related party notes payable	100,000	100,000
Related party advances	56,178	56,178
Deferred rent	1,207	2,413
Total liabilities of the disposal group classified as held for sale on the consolidated balance sheet	$1,003,661	$936,715

4. Property and Equipment

Property and equipment including consisted solely of software. Amortization of software was $36,250 for the three months ended March 31, 2015.

5. Related Party Transactions

Shareholder Advances

As of March 31, 2015 and December 31, 2014, included in liabilities held for sale were related party advances of $56,178. These advances have no terms and are to be repaid at the discretion of the Company.

Notes Payable - Related Party

Included in liabilities held for sale is a promissory note for $100,000 issued to a shareholder on January 29, 2014. The note bears interest at 10% per month in the event that it was not paid by March 29, 2014. To date there have been no interest payments and as such the Company is in default on the note. Also included in liabilities held for sale is $140,000 in accrued interest related to the note. The related interest expense of $30,000 for the three month ended March 31, 2015 was including in loss from discontinued operations.

6. Commitments, Contingencies and Management's Plan

Facility Lease

In April 2012, the Company entered into a lease for a new office facility. The lease began May 1, 2012 and expires June 30, 2015. The first two months of rent are free, year one calls for monthly base rent of $4,724, year two has monthly base rent of $4,866 and year three has monthly base rent of $5,014. Rent expense is recorded on the straight-line method over the term of the lease. A security deposit of $4,724 was paid upon execution of the lease. In December 2013, the company vacated this facility over a dispute with the landlord on maintenance of the heating system. The Company is currently negotiating a termination of the lease however, for reporting purposes payments due under the lease are reported in the schedule below. The security deposit has been offset against the lease payment owed.

In January 2014, the Company entered into a lease for a new office facility. The lease began January 1, 2014 and expires December 31, 2016. Rent on a monthly basis is $1,100 for 2014, $1,133 for 2015 and $1,167 for 2016.

Future lease payments related to the Company’s office leases as of March 31, 2015 are as follows:

2015	28,740
2016	10,503
Total	$ 39,243

On October 9, 2011, the Company entered into one-year employment agreements with two individuals. One was hired as Chief Compliance Officer (CCO) and the other was with the Company's then CEO to continue serving in that role. The agreement with the CCO was subsequently terminated while the CEO agreement called for the officer to receive compensation of $9,600 per month. At March 31, 2015 and December 31, 2014, $64,146 was due and outstanding under his agreement and is included in the balance of accounts payable and accrued liabilities.

All of the above obligations are included in liabilities held for sale and are the responsibility of either OWM or LEF and the related expenses are part of loss from discontinued operations.

Concentrations

At March 31, 2015, 83.8% of the Company’s accounts receivable was from Her Imports.

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

7. Promissory Notes

On October 1, 2013 the Company issued a one-year promissory note for $100,000. Under the terms of the note interest of 5% would be paid on the monthly anniversary of the note. Beginning May 1, 2014 the Company was obligated to pay down the note at an amount of $16,667 each month until the note was fully paid. Collateral for the note was 500,000 shares of the Company’s common stock which was held in escrow until the note was fully paid. In the event of default on the note such shares would be issued to the note holder. On March 1, 2014 the Company released the 500,000 shares being held in escrow that were used to secure the $100,000 promissory note in exchange for the note and $7,500 of outstanding interest that was due at the time of the exchange. The difference between the amounts of the promissory note and accrued interest and the fair market value of the stock was booked as a non-cash interest expense of $1,212,500 during the year ended December 31, 2014.

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

For the three months ended March 31, 2014, other expenses was $1,223,000 of which $1,212,500 was non-cash charge for the loss on settlement of debt to related parties, as described above.

As discussed in Note 1 to these financial statements, effective October 1, 2014 EZJR, entered into a contract with Her Imports, LLC (“Her”), a retailer of human hair extensions and related products. As part of the agreement EZJR purchased Her’s inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note (the “Note”) of $800,000. This note is secured with inventory and bears interest at an annual rate of 2.5% above the prime interest rate as published by the Wall St. Journal. Under the terms of the note, the Company is obligated to pay down the note at an amount of $100,000 each month beginning December 1, 2014 plus accrued interest until such time as the note is fully paid. At March 31, 2015 the outstanding balance on the Note was $399,000 with accrued interest owed of $3,063.

8. Subsequent events

On April 22, 2015 the Company incorporated Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation, as a wholly-owned subsidiary. The primary purpose of Her Marketing will be to purchase various media for customer and lead generation. Additionally, Her Marketing will act as a conduit for the implementation and management of the Media Investor Purchase Agreement described below. As of the date of this report Her Marketing has had no business activity.

As described above, on May 15, 2015, the Company entered into an agreement with AdMaxOffers.com LLC (“Admax”), a shareholder and beneficial owner of the Company, returned 650,000 shares of common stock of the Company (valued at $422,500 at the time of the transaction) to the Company in exchange for all stock in OWR and LEF. In doing so, the assets and obligations of OWR, LEF, and OWM are no longer the assets and obligations of the Company. As part of this agreement, Admax agreed to assume the liability for any compensation owed to both the former CTO and the current CEO. In turn the Company agreed to assume the following liabilities of OWM and LEF: 1) estimated unpaid Federal payroll taxes of $6,665 estimated unpaid payroll Georgia state payroll taxes of $1,033; 2) remaining Administrative fees and other fees owed under an Assurance of Voluntary Compliance pursuant to the Fair Business Practice Act with the State of Georgia of approximately $10,000; 3) a customer refund of $1,500 and 4) a $25,000 Note payable plus unpaid interest. Additionally, the Company agreed to reimburse Edward Zimbardi and Brenda Zimbardi up to $10,000 for legal fees that they may incur to defend against lawsuits related to any lawful actions that they took on behalf of the Company as an officer of the Company or any of its subsidiaries at the time.

Simultaneous with this transaction, Mr. Edward Zimbardi resigned as both the Company’s CEO and as a Director.

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

The following discussion and analysis compares our results of operations for the three months ended March 31, 2015 and 2014. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the Company’s Form 10-K filed with the Securities and Exchange Commission on April 20, 2015.

Corporate Structure

EZJR, Inc. was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 14, 2006.

OwnerWiz Realty Inc. (“OWR”) is the Company’s wholly-owned subsidiary and parent company of OW Marketing, Inc. (“OWM”). OWR was incorporated April 12, 2011. OWM, a wholly-owned subsidiary of OWR, was incorporated on October 23, 2011 and commenced operations in April 2012. OwnerWiz Realty Inc. is a Georgia licensed real estate company that represents both buyers and sellers of homes. OW Marketing, Inc., operates several websites which offer users several services. These services include credit monitoring, credit management, credit reports, and real estate listings. In January 2014, we acquired, in a stock exchange transaction, Leading Edge Financial, Inc. (“LEF”) a company that provides credit management services. On April 22, the Company incorporated Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation, as a wholly-owned subsidiary. The primary purpose of Her Marketing will be to purchase various media for customer and lead generation.

During the fourth quarter of 2014 and three months ended March 31, 2015 we substantially curtailed most of the operations of OWR, OWM and LEF while management evaluated the Company’s business strategy.

On May 15, 2015, the Company entered into an agreement with AdMaxOffers.com LLC (“Admax”), a shareholder and beneficial owner of the Company returned 650,000 shares of common stock of the Company (valued at $422,500 at the time of the transaction) to the Company in exchange for all stock in OWR and LEF. In doing so, the assets and obligations of OWR, LEF, and OWM are no longer the assets and obligations of the Company. For financial reporting purposes the financial positions and operations of OWR, OWM and LEF are treated as discontinued operations.

Overview of Current Operations

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

In addition to selling its products online, Her’s products are sold at retail store locations. As part of the agreement with Her, EZJR reimburses Her for the expenses of these store locations, employee costs, connectivity expenses and certain other expense as agreed upon. All retail store sales are made by EZJR and are processed through a Point-of-Sale (POS) system implemented by EZJR. Additionally, EZJR reimburses Her for specific customer service costs, warehousing and fulfillment expenses. Finally, the Company pays Her a 10% royalty on net sales. In return, Her provides the Company assistance in development and sourcing of products, promotion of products, employee training and high level store management. Subsequently, the agreement was modified to allow any payments made by the Company on behalf of Her to be offset against any royalty payments.

During the quarter ended March 31, 2015, sales of Her Imports products and revenues from services provided to Her accounted for substantially all of the Company’s revenues and profits.

Seasonality

In the opinion of management of the Company, the business areas in which it operates are subject to seasonal fluctuations. As such, past quarterly results are not indicative of future results and may be subject to seasonal fluctuations.

Results of Operations

As discussed above, the Company has divested its three wholly-owned subsidiaries. For financial reporting purposes the financial positions and operations of OWR, OWM and LEF are treated as discontinued operations. As such discussion of comparable results for the three months ended March 31, 2015 and March 31, 2014 is not applicable.

Discussion of three months ended March 31, 2015 and 2014

Revenues

Revenues for the three months ended March 31, 2015 were $2,669,258. These revenues were derived primarily from the sale of human hair extensions and related hair care products under the brand Her Imports. These sales are made either on-line or at Her Imports stores.

Operating Expenses

Total operating expenses for the three month ended March 31, 2015 was $2,203,174. This consisted of $1,324,253 of cost of product sold, $250,414 of royalties, $534,945 of selling expense and general and administrative expense of $93,562. As the Company has limited operating history under its current strategy there can be no assurances that these expenses can be used to predict future results. For the three months ended March 31, 2014 operating expenses consisted solely of general and administrative expenses which were primarily consulting fees.

Operating Profit

As a result of the foregoing the Company achieved an operating profit of $466,083.

Other expenses

For the three months ended March 31, 2015, other expenses of $9,563 were made up of interest expense related to two promissory notes. For the three months ended March 31, 2014 other expenses consisted of a loss on the settlement of debt of $1,212,500 and interest expense of $10,500 related to a note payable.

Provision for income taxes

For the three months ended March 31, 2015 the Company booked a provision for income tax of $159,325 based on its estimated income for the entire year net of loss carryforward.

Loss from discontinued operations

Loss from discontinued operations for the three months ended March 31, 2015 was $94,191 compared to a loss of $131,099 for the three months ended March 31, 2014. The table below reconciles the loss from discontinued operations.

	Three Months Ended
	March 31,	March 31,
	2015	2014
Product sales	$57,500	$185,782
Referral fees	5,875	174,873
Cost of products sold	(5,568)	-
Commission expenses	(15,464)	(74,763)
Selling expense	(37,835)	(241,318)
General and administrative expenses	(66,898)	(153,383)
Interest expense	(31,800)	(22,290)
Loss from discontinued operations	$(94,191)	$(131,099)

Net income (loss)

As a result of the foregoing net income for the three months ended March 31, 2015 was $203,004 compared to a net loss of $1,395,352 for the three months ended March 31, 2014.

Going Concern

From inception (April 12, 2011) through March 31, 2015, we had an accumulated deficit of $17,317,526 and as such there is substantial doubts about the Company’s ability to continue as a going concern. While we achieved an operating profit for the year ended December 31, 2014 and net income for the three months ended March 31, 2015 there can be no assurance that we will continue to be profitable. Additionally, management is in the process of developing an operating plan to continue to grow our business, however, such a plan may require additional capital financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty as a result of our financial condition at March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2015, EZJR had $739,170 in cash and cash equivalents, receivables of $122,087 and total current assets of $1,848,590. At the same date, we had total current liabilities of $1,878,455, including accounts payable and accrued liabilities of $291,469, secured promissory note of $399,000, income tax liability of $159,325, and current liabilities held for sale of $1,003,661 which as of May 15, 2015 is no longer an obligation of the Company.

For the past two fiscal quarters we have seen a significant increase in our revenues and have achieved an operating profit. Additionally, divesting OWM, OWR and LEF the Company has reduced its operating expenses. However, there can be no assurances that we will be able to maintain the current level of revenues and operating profits.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also a member of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

•         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2015.

 A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2014 related to the preparation of management's report on internal controls over financial reporting, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three months ended March 31, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

ITEM 1A. RISK FACTORS

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Recorded on the books of LEF is a promissory note in the amount of $25,000. The note bears interest at 3.0% per month and was due and payable at December 15, 2013. At the date of the transaction and these financial statements LEF was in default on the note. As such, at the discretion of the note holder, the note can be declared due and payable. As part of the divestiture of LEF this note and any interest due has been assumed by the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

On May 15, 2015 the Company’s CEO, Edward Zimbardi resigned from the Board of Directors and as an Officer of the Company. Simultaneously, Barry Hall was appointed Chief Executive Officer in addition to his position of Chief Financial Officer.

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

Date: May 20, 2015	/s/ Barry Hall
Name: Barry Hall
Title: Executive Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)