Form 10-Q
period 2015-06-30
EZJR, Inc.
filed 2015-08-14
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] Not Applicable[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 14, 2015, the registrant’s outstanding common stock consisted of 28,599,576 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

EZJR, Inc.

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2015

EZJR, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS

Current assets
Cash	$571,501	$280,904
Receivables	57,104	295,610
Inventories	1,342,333	838,463
Prepaid maintenance fees - current	68,750	75,000
Other prepaid expenses	67,931	-
Deposits	156,985	46,379
Current assets held for sale	-	32,681
Total current assets	2,264,604	1,569,036

Furniture, equipment and software, net	307,879	309,167
Prepaid maintenance fees - non current	-	31,250
Non-current assets held for sale	-	12,442
Total assets	$2,572,483	$1,921,895

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$484,120	$177,374
Secured promissory note payable	100,000	700,000
Income tax liability	348,182	-
Notes payable	25,000	25,000
Current liabilities held for sale	-	936,715
Total current liabilities	957,302	1,839,088

Total liabilities	957,302	1,839,088

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value,
70,000,000 shares authorized, 28,599,576
and 29,249,576 shares issued and outstanding
as of June 30, 2015 and December 31, 2014,
respectively	28,600	29,250
Additional paid-in capital	17,152,877	17,574,087
Accumulated deficit	(15,566,296)	(17,520,530)
Total stockholders' equity	1,615,181	82,807
Total liabilities and stockholders' equity	$2,572,483	$1,921,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

EZJR, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Product sales	$3,533,531	$-	$6,202,789	$-
Cost of products sold	1,775,160	-	3,099,413	-
Gross profit	1,758,371	-	3,103,376	-

Operating expenses
Royalties	343,797	-	594,211	-
Selling expense	772,788	-	1,307,734	-
General and administrative expense	108,791	49,110	202,353	90,363
Total operating expenses	1,225,376	49,110	2,104,298	90,363

Income (loss) from operation	532,995	(49,110)	999,078	(90,363)

Other income (expense)
Gain on sale of subsidiaries	1,414,804	-	1,414,804	-
Loss on debt settlement	-	-	-	(1,212,500)
Interest expense	(5,299)	(1,500)	(14,862)	(12,000)
Total other income (expense)	1,409,505	(1,500)	1,399,942	(1,224,500)
Income (loss) from continuing operations before provision for income taxes	1,942,500	(50,610)	2,399,020	(1,314,863)

Provision for income taxes	(188,857)	-	(348,182)	-
Income (loss) from continuing operations after provision for income taxes	1,753,643	(50,610)	2,050,838	(1,314,863)

Loss from discontinued operations	(2,413)	(152,325)	(96,604)	(283,425)
Net income (loss)	$1,751,230	$(202,935)	$1,954,234	$(1,598,287)

Basic income (loss) per share
Continuing operations	$0.06	$(0.00)	$0.07	$(0.07)
Discontinued opeartions	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Net basic earnings (loss) per share	$0.06	$(0.01)	$0.07	$(0.08)

Diluted income (loss) per share
Continuing operations	$0.06	$(0.00)	$0.07	$(0.07)
Discontinued opeartions	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Net diluted earnings (loss) per share	$0.06	$(0.01)	$0.07	$(0.08)

Weighted average number of common
shares outstanding - basic	28,921,005	21,809,906	29,084,383	19,176,593

Weighted average number of common
shares outstanding - fully diluted	28,921,005	21,089,906	29,084,383	19,176,593

The accompanying notes are an integral part of these unauditded consdensed consolidated financial statements

EZJR, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

OPERATING ACTIVITIES
Net income (loss) from continuing operations	$2,050,838	$(1,314,863)
Adjustments to reconcile net income (loss)
to net cash provided by (used by) operating activities:
Depreciation and amortization	36,136	5,833
Non-cash loss on debt settlement	-	1,212,500
Gain on sale of subsidiaries	(1,414,804)	-
Changes in operating assets and liabilities:
Receivables	238,506	-
Inventories	(503,870)	-
Prepaid maintenance fees	37,500	6,250
Other prepaid expenses	(67,931)	-
Deposits	(110,606)	-
Accounts payable and accrued liabilities	306,746	28,091
Income tax liability	348,182	-
Net cash provided (used) by operating activities	920,697	(62,189)

INVESTING ACTIVITIES
Purchase of fixed assets	(34,848)	-
Net cash used by investing activities	(34,848)	-

FINANCING ACTIVITIES
Repayment on secured promissory note	(600,000)	-
Proceeds from sale of common stock	-	100,000
Proceed from related party advances	-	50
Net cash provided (used) by financing activities	(600,000)	100,050

CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS

Net cash provided by (used in) operating activities	4,748	(140,803)
Net cash provided by investing activities	-	4,592
Net cash provided by financing activities	-	98,400
Net cash provided by (used in) discontinued operations	4,748	(37,811)

NET CHANGE IN CASH	290,597	50

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	280,904	-
END OF PERIOD	$571,501	$50

SUPPLEMENTAL DISCLOSURES:
Interest paid	$12,678	$8,791
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares acquired from sale of subsidiaries	$(421,860)	$-
Accrued interest payable with common stock	$-	$7,500
Notes payable satisfied with issuance of common stock	$-	$100,000

The accompanying notes are an integral part of these unauditded consdensed consolidated financial statements

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

On April 22, 2015, the Company incorporated Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation, as a wholly-owned subsidiary. The primary purpose of Her Marketing is to purchase various media for customer and lead generation.

On May 15, 2015, the Company entered into an agreement with AdMaxOffers.com LLC (“Admax”), a shareholder and beneficial owner of the Company to sell all stock in OWR and LEF in exchange for Admax returning to the Company 650,000 shares of common stock of the Company (valued at $421,860 at the time of the transaction). In doing so, the assets and obligations of OWR, LEF, and OWM are no longer the assets and obligations of the Company. As part of the sale of these subsidiaries to Admax, Admax agreed to assume the liabilities for all compensation owed to both the former CTO and the then CEO. In turn, the Company agreed to assume the following liabilities of OWM and LEF: 1) estimated unpaid payroll taxes of $6,665 plus estimated late fees of $1,033; 2) remaining Administrative fees and other fees owed under an Assurance of Voluntary Compliance pursuant to the Fair Business Practice Act with the State of Georgia of approximately $10,000; 3) a customer refund for $1,500; and 4) a $25,000 Note payable plus unpaid interest. Additionally, the Company agreed to reimburse Edward Zimbardi and Brenda Zimbardi up to $10,000 for legal fees that they may incur to defend against lawsuits related to any lawful actions that they took on behalf of the Company as an officer of the Company or any of its subsidiaries at the time.

During the three months ended June 30, 2015, the Company recognized a gain on the sale of these subsidiaries of $1,414,804. For the three and six months ended June 30, 2015 and 2014, the operations of OWR, LEF and OWM were accounted for as discontinued operations.

Corporate Structure

EZJR, Inc. ("Company") ("EZJR") is an Internet marketing company headquartered in Las Vegas, Nevada. The Company has one wholly-owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation. The primary purpose of Her Marketing is to purchase various media for customer and lead generation. Additionally, Her Marketing will act as a conduit for the implementation and management of the Media Investor Purchase Agreement described below.

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

In addition to selling its products online, Her’s products are sold at retail store locations. As part of the agreement with Her, EZJR reimburses Her for the expenses of these store locations, employee costs, connectivity expenses and certain other expenses as agreed upon. All retail store sales are made by EZJR and are processed through a Point-of-Sale (POS) system implemented by EZJR. Additionally, EZJR reimburses Her for specific customer service costs, warehousing and fulfillment expenses. Finally, the Company pays Her a 10% royalty on net sales. In return, Her provides the Company assistance in development and sourcing of products, promotion of products, employee training, customer service and high level store management. Subsequently, the agreement was modified to allow any payments made by the Company on behalf of Her to be offset against any royalty payments. Subsequently, Her Imports LLC assigned all assets and liabilities related to the Company to Her Holding, Inc. This assignment has no effect on the Company.

During the six months ended June 30, 2015, sales of Her Import products accounted for all of the Company’s revenues and operating profits.

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

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement ("MIP") with Leader. Under the terms of the MIP Agreement, Leader undertakes the responsibility to provide the investment dollars of the "media purchase" for customer and lead generation and to manage this process. In doing so, Leader will create the offers, spend the funds necessary to purchase various media and manage the overall process. The Company's current on-line offers are focused in the financial services industry, representing credit monitoring and management. Leader is also responsible for graphic design, Website design and various other programming expenses. The net revenue from the media purchase will be shared with each party receiving 50 percent after the deduction of certain costs and expenses including the media purchase, merchant fees, product costs, and affiliate fees. Under the agreement the Company will be responsible for customer service, network costs, accounting and other general and administrative costs. Leader can advance EZJR up to $500,000 which may be converted into a total of 10,000,000 restricted common shares of EZJR stock at the fixed price of $0.05 per share. Once Leader has acquired the 10,000,000 shares of EZJR stock ownership, the MIP Agreement is no longer in force. Leader had previously advanced the Company the sum of $50,000 for media purchases. On June 26, 2014, these funds were used to purchase 1,000,000 restricted shares of the Company’s common stock at $0.05 per share. During the three months ended September 30, 2014 total net revenues generated under the agreement was $7,595 and $3,798 was available to Leader to purchase stock. Since September 30, 2014 there has been no activity related to the MIP agreement as we have been focusing our marketing efforts on the agreement with Her Imports. However, we anticipate that during 2015 we will reactivate the MIP program.

Reevaluation of Company Strategy

Due to the success of our agreement with Her Imports, management has reevaluated the Company’s business strategy and now intends to focus on further leveraging our eCommerce platform as well as our agreement with Her Holding. Included in this strategy was the divestiture of OWR, OWM and LEF described above.

Going Concern and Management's Plan

For the year ended December 31, 2014, our independent registered public accounting firm expressed an opinion on our consolidated financial statements which includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our recurring losses and our lack of liquidity. From inception (April 12, 2011) through June 30, 2015, we had an accumulated deficit of $15,566,296, however at June 30, 2015 we also had total stockholder’s equity of $1,615,181. Additionally, we have achieved operating profit for the past three fiscal quarters. However, at this time there can be no assurance that we will continue to be profitable. Additionally, management is in the process of developing an operating plan to continue to grow our business and such a plan may require additional capital financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty as a result of our financial condition at June 30, 2015.

Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.  These reclassifications had no effect on previously reported results of operations.  The Company reclassified certain expense accounts to conform to the currents year’s treatment.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company (a Nevada Corporation) and its wholly-owned subsidiary, Her Marketing Concepts, Inc. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at June 30, 2015 and its results of operations for the three and six months ended June 30, 2015 and 2014. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year. The consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements. A description of our significant accounting policies is set forth in the notes to our audited financial statements for the year ended December 31, 2014, included in our Current Report on Form 10-K, as filed with the SEC on April 20, 2015.

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

Discontinued Operations

As described in Note 1, on May 15, 2015 the Company sold three wholly-owned subsidiaries as part of an exchange of stock. For financial reporting purposes the sale of these entities is reported as discontinued operations. As such the assets and liabilities, net of liabilities assumed, of these entities have been classified as assets and liabilities held for sale in accordance with Accounting Standard Codification 205-20 as of December 31, 2014. Because the transaction is an exchange of stock, the transaction is not taxable.

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents were on deposit in federally-insured financial institutions.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Deposits at the Company's financial institutions are insured by the Federal Deposit Insurance Corporation (FDIC). From time-to-time one or more of the Company’s bank accounts may exceed the FDIC insurance limits.

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

Accounts payable are reported at their historical carrying values, which approximate their fair values based on their short-term nature.

The fair value measurements of the Company’s financial instruments at June 30, 2015 and December 31, 2014 were as follows:

	Level 1	Level 2	Level 3	Total

June 30, 2015
Cash and cash equivalents	$ 571,501	$ -	$ -	$ 571,501

December 31, 2014
Cash and cash equivalents	$ 280,904	$ -	$ -	$ 280,904

Inventories

Inventory is booked at cost on a FIFO basis plus incoming shipping charges. The Company evaluates the carrying value of inventory to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying amounts are written down. In addition, the Company inventory on hand or committed with suppliers, that is not expected to be sold within the next 12 months, is considered as excess and thus appropriate write-downs of the inventory carrying amounts are established through a charge to cost of revenues. Significant reductions in product pricing, or changes in technology and/or demand may necessitate additional write-downs of inventory carrying value in the future.

Deposits

Deposits consists of the following:

	June 30,	December 31,
	2015	2014
Deposits on Products	$154,545	$46,379
Security Deposits	2,440	-
Total	$156,985	$48,393

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

Furniture and fixtures	5 years
Computers and equipment	3 years
Software	5 years
Leasehold improvement	remaining life of the lease

Revenue Recognition

Product Sales

The Company, through the Her Imports store locations and its eCommerce Website, www.herimports.com, sells a variety of hair extensions and related products. In the stores customers pay for our products using either cash, a debit card or a credit card. In the case of cash sales at the store, the store manager makes a nightly deposit of the cash, rounded down to a dollar. For cash sales, the Company recognizes the sale when the deposit is recorded into our account by the bank. For credit card and debit sales, the Company recognizes the sale when the card is charged.

Product sales on the Website are paid for using either debit cards, credit cards, PayPal or an independent financing company. Sales for Website product sales are recognized upon shipment of the product.

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

Impairment Assessments of Purchased Software

On May 28, 2014, the Company purchased, for restricted shares of common stock, an eCommerce software program. The value of the software is amortized over five years. The Company makes judgments about the value of this long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company performed this impairment test in the second quarter of 2015. In order to estimate the fair value of long-lived assets, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management's best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognize any impairment charges related to software during the six months ended June 30, 2015 and the year ended December 31, 2014.

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

Stock-based compensation

The Company records stock-based compensation issued to external entities for goods and services at either the fair market value of the shares issued or the value of the services received, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

3. Discontinued Operations

On May 15, 2015 the Company sold three of its wholly-owned subsidiaries as part of an exchange of stock.

For financial reporting purposes the disposal of these entities is reported as discontinued operations. The following table show the carrying amounts of the major classes of assets and liabilities of the discontinued operations at December 30, 2014.

December 31,
2014
Carrying amounts of major classes of assets included as part of discontinued operations
Cash	$4,530
Receivables	26,569
Deposits	1,581
Furniture, equipment and software, net	12,442
Total assets of the disposal group classified as held for sale on the consolidated balance sheet	$45,123

Carrying amounts of major classes of liabilities included as part of discontinued operations
Bank overdraft	$-
Accounts payable and accrued liabilities	716,253
Loan application fee liability	61,870
Related party notes payable	100,000
Related party advances	56,178
Deferred rent	2,413
Total liabilities of the disposal group classified as held for sale on the consolidated balance sheet	$936,715

During the three and six month ended the Company recorded a gain on the sale as follows:

Common stock received and cancelled	$422,500
Liabilities sold	1,005,434
Intecompany payables forgiven	8,034
Carrying value of assets sold	(14,878)
Intercompany receivables forgiven	(6,186)
Investment in LEF	(100)
Net gain on sale of subsidiaries	$1,414,804

4. Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2015	2014
Software	$ 350,000	$ 350,000
Computers and equipment	17,228	-
Furniture	6,670	-
Leashold improvements	10,950	-
Sub-total	384,848	350,000
Accumulated depreciation and amortization	(76,969)	(40,833)
Property and equipment, net	$ 307,879	$ 309,167

Depreciation and amortization expense on property, plant and equipment for the three and six months ended June 30, 2015 was $18,636 and $36,136. Amortization expense for the three and six months ended June 30, 2014 was $5,833.

5. Related Party Transactions

Shareholder Advances

As of December 31, 2014, included in liabilities held for sale were related party advances of $56,178. These advances have no terms and are to be repaid at the discretion of the Company. As part of the sale of OWM this liability is no longer the responsibility of the Company.

Notes Payable - Related Party

Included in liabilities held for sale is a promissory note for $100,000 issued to a shareholder on January 29, 2014. The note bears interest at 10% per month in the event that it was not paid by March 29, 2014. To date there have been no interest payments and as such the Company is in default on the note. Also included in liabilities held for sale is $140,000 in accrued interest related to the note. The related interest expense of $30,000 for the three months ended March 31, 2015 was including in loss from discontinued operations.

6. Commitments and Contingencies

Facility Sublease

On April 27, 2015, the Company entered into a one-year sublease agreement effective May 1, 2015 for its corporate office. Under the terms of the sublease the Company pays $875 per month and is responsible to pay its own expenses for utilities, taxes, insurance and repairs. Future lease payments related to the Company’s office leases as of June 30, 2015 are as follows:

2015	$6,125
2016	4,375
Total	$10,500

Concentrations

We currently only have three qualified vendors that provide us with our hair extension products. Should any of these vendors fail to deliver those products to us on a timely basis our operations could be adversely affected. We are actively attempting to source additional qualified vendors but there can be no assurance that we will succeed in this effort.

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

On January 28, 2014, we issued 4,585,000 shares of restricted common stock in exchange for 100% of the stock of Leading Edge Financial, Inc. (“LEF”) a Florida Corporation that provides credit management services. Recorded on the books of LEF at the time of the transaction was a promissory note in the amount of $25,000. The note bears interest at 3.0% per month and was due and payable at December 15, 2013. As part of the sale of LEF this promissory note was assumed by the Company. As of the date of that transaction and these financial statements the note was in default. As such, at the discretion of the note holder, the note can be declared due and payable.

As discussed in Note 1 to these financial statements, effective October 1, 2014 EZJR, entered into a contract with Her Imports, LLC (“Her”), a retailer of human hair extensions and related products. As part of the agreement EZJR purchased Her’s inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note (the “Note”) of $800,000. This note is secured with inventory and bears interest at an annual rate of 2.5% above the prime interest rate as published by the Wall St. Journal. Under the terms of the note, the Company was obligated to pay down the note at an amount of $100,000 each month beginning December 1, 2014 plus accrued interest until such time as the note is fully paid. At June 30, 2015 the outstanding balance on the Note was $100,000 with accrued interest owed of $438. As of the date of this report the note is fully paid.

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

The following discussion and analysis compares our results of operations for the three and six months ended June 30, 2015 and 2014. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the Company’s Form 10-K filed with the Securities and Exchange Commission on April 20, 2015.

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

On April 22, 2015, the Company incorporated Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation, as a wholly-owned subsidiary. The primary purpose of Her Marketing is to purchase various media for customer and lead generation.

On May 15, 2015, the Company entered into an agreement with AdMaxOffers.com LLC (“Admax”), a shareholder and beneficial owner of the Company to sell all stock in OWR and LEF in exchange for Admax returning to the Company 650,000 shares of common stock of the Company (valued at $422,500 at the time of the transaction). In doing so, the assets and obligations of OWR, LEF, and OWM are no longer the assets and obligations of the Company. As part of the sale of these subsidiaries, Admax agreed to assume the liabilities for all compensation owed to both the former CTO and the then CEO. In turn, the Company agreed to assume the following liabilities of OWM and LEF: 1) estimated unpaid payroll taxes of $6,665 plus estimated late fees of $1,033; 2) remaining Administrative fees and other fees owed under an Assurance of Voluntary Compliance pursuant to the Fair Business Practice Act with the State of Georgia of approximately $10,000; 3) a customer refund for $1,500; and 4) a $25,000 Note payable plus unpaid interest. Additionally, the Company agreed to reimburse Edward Zimbardi and Brenda Zimbardi up to $10,000 for legal fees that they may incur to defend against lawsuits related to any lawful actions that they took on behalf of the Company as an officer of the Company or any of its subsidiaries at the time.

During the three months ended June 30, 2015, the Company recognized a gain on the sale of these subsidiaries of $1,414,804. For the three and six months ended June 30, 2014 and 2015, the operations of OWR, LEF and OWM were accounted for as discontinued operations.

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

As of October 1, 2014, EZJR entered into a Marketing and Selling Agreement (the “Agreement”) with Her Imports, LLC (“Her”), a retailer of human hair extensions and related products. Under the agreement EZJR was to custom design Her’s eCommerce Websites and generates customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns. Finally, EZJR was to sell Her’s products as well as other products to these customers. As part of the Agreement EZJR purchased Her’s inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note. It is the Company’s intention to enter into similar agreements with other brands and retailers some of whom will pay a commission to the Company based on the sales generated.

In addition to selling its products online, Her’s products are sold at retail store locations. As part of the agreement with Her, EZJR reimburses Her for the expenses of these store locations, employee costs, connectivity expenses and certain other expenses as agreed upon. All retail store sales are made by EZJR and are processed through a Point-of-Sale (POS) system implemented by EZJR. Additionally, EZJR reimburses Her for specific customer service costs, warehousing and fulfillment expenses. Finally, the Company pays Her a 10% royalty on net sales. In return, Her provides the Company assistance in development and sourcing of products, promotion of products, employee training and high level store management. Subsequently, the agreement was modified to allow any payments made by the Company on behalf of Her to be offset against any royalty payments. Subsequently, Her Imports LLC assigned all the assets and liabilities related to the Agreement to Her Holdings, Inc. This assignment had no effect on the Company.

During the six months ended June 30, 2015, sales of Her Imports products and revenues from services provided to Her accounted for all of the Company’s revenues and profits.

Results of Operations

As discussed above, the Company has divested three wholly-owned subsidiaries. For financial reporting purposes the financial positions and operations of OWR, OWM and LEF are treated as discontinued operations. As such, discussion of comparable results for the three and six months ended June 30, 2015 and June 30, 2014 is not applicable since the Company has no operation during the three and six months ended June 30, 2014.

Discussion of three months ended June 30, 2015 and 2014

Revenues

Revenues for the three months ended June 30, 2015 were $3,533,531. These revenues were derived from the sale of human hair extensions and related hair care products under the brand Her Imports. These sales are made both on-line or at Her Imports stores.

Cost of product sold

Cost of products sold consists of that actual cost of the product, incoming freight, shipping expense to customers, merchant fees, shipping supplies and cost of packaging. For the three months ended June 30, 2015 cost of product sold was $1,775,160.

Gross profit

For the three months ended June 30, 2015, gross profit on product sold was $1,758,371 with a gross margin of 49.8%.

Operating Expenses

Total operating expenses for the three months ended June 30, 2015 was $1,225,376. This consisted of $343,797 of royalties, $772,788 of selling expense and general and administrative expense of $108,792. As the Company has limited operating history under its current strategy there can be no assurances that these expenses can be used to predict future results. For the three months ended June 30, 2014 operating expenses consisted solely of general and administrative expenses which were primarily professional and consulting fees.

Operating Profit

As a result of the foregoing for the three months ended June 30, 2015 the Company achieved an operating profit of $532,995 versus an operating loss of $49,110 for the same period in 2014.

Other income and expense

For the three months ended June 30, 2015 the Company recognized a gain of the sale of subsidiaries of $1,414,804. Also, for the three months ended June 30, 2015, there was $5,299 of interest expense related to two promissory notes. For the three months ended June 30, 2014 there was interest expense of $1,500 related to a note payable.

Provision for income taxes

For the three months ended June 31, 2015 the Company booked a provision for income tax of $188,857 based on its estimated income for the entire year net of loss carryforward.

Loss from discontinued operations

Loss from discontinued operations for the three months ended June 30, 2015 was $2,413 compared to a loss of $152,325 for the three months ended June 30, 2014. The table below reconciles the loss from discontinued operations.

	Three Months Ended
	June 30,	June 30,
	2015	2014
Revenues	$(2,420)	$504,590
Commission expenses		(188,314)
Selling expense		(317,910)
General and administrative expenses	7	(115,484)
Interest expense		(35,207)
Loss from discontinued operations	$(2,413)	$(152,325)

Net income (loss)

As a result of the foregoing, net income for the three months ended June 30, 2015 was $1,751,230 compared to a net loss of $202,935 for the three months ended June 30, 2014.

Discussion of six months ended June 30, 2015 and 2014.

Revenues

Revenues for the six months ended June 30, 2015 were $6,202,789. These revenues were derived from the sale of human hair extensions and related hair care products under the brand Her Imports. These sales are made both on-line and at Her Imports stores.

Cost of product sold

Cost of products sold consists of that actual cost of the product, incoming freight, shipping expense to customers, merchant fees, shipping supplies and cost of packaging. For the six months ended June 30, 2015 cost of product sold was $3,099,413.

Gross profit

For the six months ended June 30, 2015, gross profit on products sold was $3,103,376 with a gross margin of 50.0%.

Operating Expenses

Total operating expenses for the six months ended June 30, 2015 was $2,104,298. This consisted of $594,211 of royalties, $1,307,734 of selling expense and general and administrative expense of $202,353. As the Company has limited operating history under its current strategy there can be no assurances that these expenses can be used to predict future results. For the six months ended June 30, 2014 operating expenses consisted solely of general and administrative expenses which were primarily professional and consulting fees .

Operating Profit

As a result of the foregoing the Company achieved an operating profit of $999,078.

Other income and expense

For the six months ended June 30, 2015 the Company recognized a gain of the sale of subsidiaries of $1,414,804. For the six months ended June 30, 2014 the Company recognized a loss of $1,212,500related to settlement of debt. For the six months ended June 30, 2015, interest expense was $14,862 related to two promissory notes. For the six months ended June 30, 2014 interest expense was $12,000 related to a note payable.

Provision for income taxes

For the six months ended June 30, 2015 the Company booked a provision for income tax of $348,182 based on its estimated income for the entire year net of loss carryforward.

Loss from discontinued operations

Loss from discontinued operations for the six months ended June 30, 2015 was $96,604 compared to a loss of $283,425 for the six months ended June 30, 2014. The table below reconciles the loss from discontinued operations.

	Six Months Ended
	June 30,	June 30,
	2015	2014
Revenues	$60,955	$865,245
Cost of revenues	(5,568)	-
Commission expenses	(15,464)	(263,077)
Selling expense	(37,835)	(559,228)
General and administrative expenses	(66,892)	(268,868)
Interest expense	(31,800)	(57,497)
Loss from discontinued operations	$(96,604)	$(283,425)

Net income (loss)

As a result of the foregoing net income for the six months ended June 30, 2015 was $1,954,234 compared to a net loss of $1,598,287 for the six months ended June 30, 2014.

Going Concern

For the year ended December 31, 2014 our independent registered public accounting firm expressed an opinion on our consolidated financial statements which includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our recurring losses and our lack of liquidity. From inception (April 12, 2011) through June 30, 2015, we had an accumulated deficit of $15,566,296, however, at June 30, 2015 we also had total stockholder’s equity of $1,615,181. Additionally, we have achieved operating profit for the past three fiscal quarters. At this time there can be no assurance that we will continue to be profitable. Additionally, management is in the process of developing an operating plan to continue to grow our business and such a plan may require additional capital financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty as a result of our financial condition at June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, EZJR had $571,501 in cash and cash equivalents, receivables of $57,104 and total current assets of $2,264,604. At the same date, we had total current liabilities of $957,302, including accounts payable and accrued liabilities of $484,120, promissory notes payable of $125,000 and income tax liability of $348,182. The sole source of the Company’s liquidity is a result of cash provided from operating activities offset by the repayment of $600,000 of the balance on a secured promissory note.

For the past three fiscal quarters we have seen a significant increase in our revenues and have achieved an operating profit. Additionally, due to the sale of OWM, OWR and LEF the Company has significantly reduced the Company’s operating expenses. However, there can be no assurances that we will be able to maintain the current level of revenues and operating profits.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also a member of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2015.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three and six months ended June 30, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Recorded on the books is a promissory note in the amount of $25,000assumed by the Company as part of the sale of LEF. The note bears interest at 3.0% per month and was due and payable at December 15, 2013. At the date of the transaction and these financial statements we are default on the note. As such, at the discretion of the note holder, the note can be declared due and payable. We are currently in negotiations with the note holder to settle this debt.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None

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

Date: August 14, 2015	/s/ Barry Hall
Name: Barry Hall
Title: Executive Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)