Form 10-Q
period 2015-09-30
EZJR, Inc.
filed 2015-11-18
CIK 1402453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number: 000-53810

EZJR, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-0667864
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8250 W. Charleston Blvd., Suite 110	89117
(Address of principal executive offices)	(Zip Code)

Telephone: 702-544-0195
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☐   Not Applicable  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐                                                   Accelerated filer                             ☐
Non-accelerated filer    ☐                                                   Smaller reporting company           ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 18, 2015, the registrant’s outstanding common stock consisted of 32,599,576 shares, $0.001 par value. Authorized – 70,000,000 common shares.

EZJR, Inc.
Index to Form 10-Q
For the Quarterly Period Ended September 30, 2015

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

EZJR, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets
Cash	$421,171	$280,904
Receivables	180,709	3,588
Related party receivables	-	292,022
Inventories	1,574,472	838,463
Prepaid maintenance fees - current	50,000	75,000
Other prepaid expenses	68,400	-
Deposits	153,369	46,379
Current assets held for sale	-	32,681
Total current assets	2,448,121	1,569,036

Furniture, equipment and software, net	307,265	309,167
Intangible assets, net	2,118,322	-
Prepaid maintenance fees - non current	-	31,250
Non-current assets held for sale	-	12,442
Total assets	$4,873,708	$1,921,895

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$364,483	$177,374
Related party accounts payable	148,143	-
Related party secured promissory note payable - related party	-	700,000
Income tax liability	395,053	-
Notes payable	30,000	25,000
Current liabilities held for sale	-	936,715
Total current liabilities	937,680	1,839,088

Total liabilities	937,680	1,839,088

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value,
70,000,000 shares authorized, 32,599,576
and 29,249,576 shares issued and outstanding
as of September 30, 2015 and December 31, 2014,
respectively	32,600	29,250
Additional paid-in capital	19,348,877	17,574,087
Accumulated deficit	(15,445,448)	(17,520,530)
Total stockholders' equity	3,936,029	82,807
Total liabilities and stockholders' equity	$4,873,708	$1,921,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EZJR, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Product sales	$3,650,152	$-	$9,852,941	$-
Cost of products sold	1,819,531	-	4,918,944	-
Gross profit	1,830,621	-	4,933,997	-

Operating expenses
Royalties	346,829	-	941,040	-
Selling expense	1,186,470	115,165	2,494,205	115,164
General and administrative expense	137,723	(29,838)	340,076	60,525
Total operating expenses	1,671,023	85,327	3,775,321	175,689

Income (loss) from operations	159,598	(85,327)	1,158,676	(175,689)

Other income (expense)
Gain on sale of subsidiaries	-	-	1,414,804	-
Gain (loss) on debt settlement	10,375	-	10,375	(1,212,500)
Interest expense	(2,254)	(2,250)	(17,116)	(14,250)
Total other income (expense)	8,121	(2,250)	1,408,063	(1,226,750)
Income (loss) from continuing operations before provision for income taxes	167,719	(87,577)	2,566,739	(1,402,439)

Provision for income taxes	(46,871)	-	(395,053)	-
Income (loss) from continuing operations after provision for income taxes	120,849	(87,577)	2,171,687	(1,402,439)

Loss from discontinued operations	-	(266,905)	(96,604)	(550,331)
Net income (loss)	$120,849	$(354,483)	$2,075,083	$(1,952,770)

Basic income (loss) per share
Continuing operations	$0.00	$(0.00)	$0.07	$(0.06)
Discontinued opeartions	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Net basic earnings (loss) per share	$0.00	$(0.01)	$0.07	$(0.09)

Diluted income (loss) per share
Continuing operations	$0.00	$(0.00)	$0.07	$(0.06)
Discontinued opeartions	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Net diluted earnings (loss) per share	$0.00	$(0.01)	$0.07	$(0.09)

Weighted average number of common
shares outstanding - basic	29,860,446	29,249,576	29,345,913	22,632,799

Weighted average number of common
shares outstanding - fully diluted	29,860,446	29,249,576	29,345,913	22,632,799

The accompanying notes are an integral part of these unauditded condensed consolidated financial statements.

EZJR, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

OPERATING ACTIVITIES
Net income (loss) from continuing operations	$2,171,687		$(1,402,439)
Adjustments to reconcile net income (loss)
to net cash provided by (used by) operating activities:
Depreciation and amortization	138,689		23,333
Non-cash loss (gain) on debt settlement	(10,375)		1,212,500
Gain on sale of subsidiaries	(1,414,804)		-
Changes in operating assets and liabilities:
Receivables	(177,121)		-
Related party receivables	292,022		-
Inventories	(736,009)		-
Prepaid maintenance fees	56,250		25,000
Other prepaid expenses	(68,400)		-
Deposits	(106,990)		-
Accounts payable and accrued liabilities	202,485		59,749
Related party payables	148,143		-
Deferred revenue	-		100,000
Income tax liability	395,053		-
Net cash provided by operating activities	890,630		18,143

INVESTING ACTIVITIES
Purchase of fixed assets	(55,110)		-
Net cash used by investing activities	(55,110)		-

FINANCING ACTIVITIES
Repayment on related party secured promissory note	(700,000)		-
Proceeds from sale of common stock	-		100,000
Net cash provided (used) by financing activities	(700,000)		100,000

CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS

Net cash provided by operating activities	4,748		(165,903)
Net cash provided by investing activities	-		4,592
Net cash provided by financing activities	-		98,400
Net cash provided by (used in) discontinued operations	4,748		(62,911)

NET CHANGE IN CASH	140,268		55,232

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	280,904		-
END OF PERIOD	$421,171		$55,232

SUPPLEMENTAL DISCLOSURES:
Interest paid	$13,117		$19,465
Income taxes paid	$-		$-

Non-cash investing and financing activities:
Shares acquired from sale of subsidiaries	$(421,860)		$-
Shares issued in exchange for future royalty reduction	$2,000,000	$
Accrued interest payable with common stock	$-		$7,500
Notes payable satisfied with issuance of common stock	$-		$100,000

The accompanying notes are an integral part of these unauditded condensed consolidated financial statements.

EZJR, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.     Description of the Company

EZJR, Inc., (“the Company" or the "Registrant") was incorporated August 14, 2006 under the laws of the State of Nevada, as IVPSA Corporation ("IVP"). The Company was incorporated as a subsidiary of Eaton Laboratories, Inc., a Nevada corporation.

Corporate Structure and Business

EZJR, is an Internet marketing company headquartered in Las Vegas, Nevada. The Company has one wholly owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation.  The primary purpose of Her Marketing is to purchase various media for customer and lead generation.  Additionally, Her Marketing will act as a conduit for the implementation and management of the Media Investor Purchase Agreement described below.  EZJR’s primary business is to improve the sales performance of brands, products and services by way of its proprietary e-commerce platform. The Company’s unique methodology minimizes the cost of generating leads and then maximizes the conversion of those leads into customers. After the initial sale, EZJR utilizes a process for monetizing customers to the greatest extent possible through up sales, down sales and cross sales.

Corporate History

On July 25, 2008, EZJR, Inc., a Nevada corporation and IVPSA Corporation, entered into an Acquisition Agreement and Plan of Merger. Immediately upon the effectiveness of the merger, the original EZJR ceased to exist.

In January 2012, EZJR, Inc. ("Company") ("EZJR") entered into a two-step transaction with OwnerWiz Realty Inc. (“OWR”), a privately held Georgia corporation. The first step of the transaction occurred in January 2012, when an entity owned by the shareholders of OWR and parent company of OW Marketing, Inc. (“OWM”) acquired seven million five hundred thousand (7,500,000) shares of EZJR, approximately 95.25% of the then outstanding shares of EZJR totaling 7,873,750 shares from then two major shareholders in a private transaction. The second step of the transaction occurred on March 1, 2012, when EZJR, Inc., EZJR Acquisition Corporation ("Sub"), a Nevada corporation and subsidiary of EZJR and OWR, entered into a Share Exchange Agreement and Plan of Merger "Share Exchange" pursuant to which the Sub was merged with and into OWR, with OWR surviving as a wholly-owned subsidiary of the Company. The Company acquired all of the outstanding capital stock of OWR in exchange for issuing 390,000 shares of EZJR common stock, which were issued to two shareholders of OWR. Since the former shareholders of OWR owned over 95% of the outstanding common stock of EZJR upon consummation of the Share Exchange, the transaction has been recorded as a reverse merger and resulted in a recapitalization with OWR being the acquirer for accounting purposes. Accordingly, the historical financial statements are those of OWR and have been prepared to give retroactive effect to the reverse acquisition. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

On January 28, 2014, the Company acquired Leading Edge Financial (“LEF”), a private Florida corporation engaged in the business of personal credit management in a stock exchange transaction whereby the Company exchanged 4,585,000 shares of restricted common stock in exchange for 100% of the stock of LEF.

On April 22, 2015, the Company incorporated Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation, as a wholly owned subsidiary.  The primary purpose of Her Marketing is to purchase various media for customer and lead generation.

On May 15, 2015, the Company entered into an agreement with AdMaxOffers.com LLC (“Admax”), a shareholder and beneficial owner of the Company to sell all of its ownership interest in OWR and LEF in exchange for Admax returning to the Company 650,000 shares of common stock of the Company (valued at $421,860 at the time of the transaction).  Pursuant to this divesture transaction, majority of the assets and obligations of OWR, LEF, and OWM are no longer the assets and obligations of the Company.  As part of the sale of these subsidiaries to Admax, Admax agreed to assume the liabilities for all compensation owed to both the former CTO and the then CEO.  In turn, the Company agreed to assume the following liabilities of OWM and LEF:  1) estimated unpaid payroll taxes of $6,665 plus estimated late fees of $1,033; 2) remaining Administrative fees and other fees owed under an Assurance of Voluntary Compliance pursuant to the Fair Business Practice Act with the State of Georgia of approximately $10,000; 3) a customer refund for $1,500; and 4) a $25,000 Note payable plus unpaid interest.  Additionally, the Company agreed to reimburse Edward Zimbardi and Brenda Zimbardi up to $10,000 for legal fees that they may incur to defend against lawsuits related to any legal decisions that they took on behalf of the Company while serving as an officer of the Company or any of its subsidiaries at the time.

During the three months ended June 30, 2015, the Company recognized a gain on the sale of these subsidiaries of $1,414,804.  For the three and nine months ended September 30, 2015 and 2014, the operations of OWR, LEF and OWM were accounted for as discontinued operations.

EZJR’s Business

Agreement with Her Holding, Inc.

As of October 1, 2014, EZJR entered into a Marketing and Selling Agreement (the “Agreement”) with Her Imports, LLC (“Her”), a retailer of human hair extensions and related products. Under the agreement EZJR was to custom design Her’s eCommerce Websites and generate customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns. Finally, EZJR was to sell Her’s products as well as other products to these customers. As part of the Agreement EZJR purchased Her’s inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note. It is the Company’s intention to enter into similar agreements with other brands and retailers some of who will pay a commission to the Company based on the sales generated.

In addition to EZJR selling the Her products online, Her’s products are sold at independent retail store locations. As part of the agreement with Her, EZJR reimburses Her for the expenses of these store locations, employee costs, connectivity expenses and certain other expenses as agreed upon. All retail store sales are made by EZJR and are processed through a Point-of-Sale (POS) system implemented by EZJR. Additionally, EZJR reimburses Her for specific customer service costs, warehousing and fulfillment expenses. Finally, the Company pays Her a 10% royalty on net sales. In return, Her provides the Company assistance in development and sourcing of products, promotion of products, employee training, customer service and high level store management.  On November 14, 2014, the agreement was modified to allow any payments made by the Company on behalf of Her to be offset against any royalty payments.  On March 7, 2015 Her Imports LLC assigned all assets and liabilities related to the Company to Her Holding, Inc.  This assignment has no effect on EZJR.  Effective September 1, 2015, the Company issued 4,000,000 shares of restricted common stock valued at $2,200,000 to Her Holding in exchange for a reduction in the royalty to 2.5%.  Additionally, the Company agreed to pay for certain connectivity, telephony and customer services expenses that heretofore were paid by Her.

During the nine months ended September 30, 2015, sales of Her Import products accounted for all of the Company’s revenues and operating profits.

eCommerce Platform

On May 28, 2014, the Company entered into an Asset Purchase Agreement with Leader Act Ltd HK, ("Leader") a private Hong Kong corporation to purchase an eCommerce Platform (“Platform") software program developed and owned by Leader. The platform entails all aspects of interaction that a company has with its customer, whether it is sales or service-related. It also provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agrees to service and maintain the software for a period of two years. Subsequently, Leader will be paid to service and maintain the software. For the Platform and service and maintenance the Company issued to Leader 10,000,000 restricted shares of common stock valued at $0.05 per share. For financial reporting purposes, $350,000 of the purchase price was allocated to the Platform and $150,000 was allocated to the software maintenance agreement, which was booked as a prepaid at the date of the acquisition and is being amortized on a straight-line basis over the two-year term of the agreement.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement ("MIP") with Leader. Under the terms of the MIP Agreement, Leader undertakes the responsibility to provide the investment dollars of the "media purchase" for customer and lead generation and to manage this process. In doing so, Leader will create the offers, spend the funds necessary to purchase various media and manage the overall process. The Company's current on-line offers are focused in the financial services industry, representing credit monitoring and management. Leader is also responsible for graphic design, Website design and various other programming expenses. The net revenue from the media purchase will be shared with each party receiving 50 percent after the deduction of certain costs and expenses including the media purchase, merchant fees, product costs, and affiliate fees. Under the agreement the Company will be responsible for customer service, network costs, accounting and other general and administrative costs. Leader can advance EZJR up to $500,000, which may be converted, into a total of 10,000,000 restricted common shares of EZJR stock at the fixed price of $0.05 per share. Once Leader has acquired the 10,000,000 shares of EZJR stock ownership, the MIP Agreement is no longer in force. Leader had previously advanced the Company the sum of $50,000 for media purchases. On June 26, 2014, these funds were used to purchase 1,000,000 restricted shares of the Company’s common stock at $0.05 per share. During the three months ended September 30, 2014 total net revenues generated under the agreement was $7,595 and $3,798 and was available to Leader to purchase stock. Since September 30, 2014 there has been no activity related to the MIP agreement as the Company have been focusing its marketing efforts on the agreement with Her Imports. However, the Company anticipate that during 2015 the Company will reactivate the MIP program.

Going Concern and Management's Plan

For the year ended December 31, 2014, the Company’s independent registered public accounting firm expressed an opinion on its consolidated financial statements which included an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern due to the Company’s recurring losses and its lack of liquidity.  From inception (April 12, 2011) through September 30, 2015, the Company had an accumulated deficit of $15,445,448, however at September 30, 2015 the Company also had total stockholder’s equity of $3,936,029.  Additionally, the Company have achieved operating profit for the past four fiscal quarters.   However, at this time there can be no assurance that the Company will continue to be profitable. Additionally, management is in the process of developing an operating plan to continue to grow the Company’s business and such a plan may require additional capital financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty as a result of the Company’s financial condition at September 30, 2015.

Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.  These reclassifications had no effect on previously reported results of operations.  The Company reclassified certain expense accounts to conform to the currents year’s treatment.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company (a Nevada Corporation) and its wholly owned subsidiary, Her Marketing Concepts, Inc. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position at September 30, 2015 and its results of operations for the three and nine months ended September 30, 2015 and 2014. The results of operations for such periods are not necessarily indicative of results to be expected for the full fiscal year.  The consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements. A description of the Company’s significant accounting policies is set forth in the notes to the Company’s audited financial statements for the year ended December 31, 2014, included in the Annual Report on Form 10-K, as filed with the SEC on April 20, 2015. The financial statements and notes are representations of the Company's management ("Management") and its board of directors (the "Board of Directors"), who are responsible for their integrity and objectivity.

Basis of Presentation and Use of Estimates in the Financial Statements

The Company has prepared the accompanying condensed consolidated financial statements pursuant to U.S. Generally Accepted Accounting Principles. There have been no significant changes in the Company's significant accounting policies during the nine months ended September 30, 2015 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Discontinued Operations

As described in Note 1, on May 15, 2015 the Company sold three wholly owned subsidiaries as part of an exchange of stock.  For financial reporting purposes the sale of these entities is reported as discontinued operations.  As such the assets and liabilities, net of liabilities assumed, of these entities have been classified as assets and liabilities held for sale in accordance with Accounting Standard Codification 205-20 as of December 31, 2014.  Because the transaction is an exchange of stock, the transaction is not taxable.

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents.  As of September 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The Federal Deposit Insurance Corporation (FDIC) insures deposits at the Company’s financial institutions.  From time-to-time one or more of the Company’s bank accounts may exceed the FDIC insurance limits.

Accounts Receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserves. The Company has no allowance for doubtful accounts as of September 30, 2015 and December 31, 2014.

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

The Company did not have any assets measured at fair value on a recurring basis at September 30, 2015 or December 31, 2014.

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

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

Deposits

Deposits consists of the following:

	September 30,	December 31,
	2015	2014

Deposits on Products	$150,231	$46,379
Security Deposits	3,138	-
Total	$153,369	$46,379

Intangible asset, net

Effective September 1, 2015, the Company issued 4,000,000 shares of restricted common stock valued at $2,200,000 to Her Holding in exchange for a reduction in the royalty to 2.5%.  Additionally, the Company agreed to pay for certain connectivity, telephony and customer services expenses that heretofore were paid by Her.  For financial statement reporting purposes the value of the stock paid to Her was treated as an intangible asset to be amortized into expense until such time as the reduction in royalties paid totals $2,200,000.  During the three months ended September 30, 2015, amortization of the intangible asset was $81,678.  The amount of intangible asset amortized is calculated by taking the difference between the royalty calculation at previous royalty rate of 10% and the new rate of 2.5%.

Prepaid Royalties

Effective September 1, 2015, the Company issued 4,000,000 shares of restricted common stock valued at $2,200,000 to Her Holding in exchange for a reduction in the royalty to 2.5%.  Additionally, the Company agreed to pay for certain connectivity, telephony and customer services expenses that heretofore were paid by Her.  For financial statement reporting purposes the value of the stock paid to Her was treated as a prepaid royalty to be amortized into expense until such time as the reduction in royalties paid totals $2,200,000.  During the three months ended September 30, 2015, amortization of the prepaid was $81,677.  The amount of prepaid royalties amortized is calculated by taking the difference between the royalty calculation at previous royalty rate of 10% and the new rate of 2.5%.

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

Revenue Recognition

Product Sales

The Company, through the Her Imports store locations and its eCommerce Website, www.herimports.com, sells a variety of hair extensions and related products. In the stores, customers pay for the products using either cash, a debit card or a credit card. In the case of cash sales at the store, the store manager makes a nightly deposit of the cash, rounded down to a dollar. For cash sales, the Company recognizes the sale when the deposit is recorded into the Company’s account by the bank. For credit card and debit sales, the Company recognizes the sale when the card is charged.

Product sales on the Website are paid for using either debit cards, credit cards, PayPal or an independent financing company. Sales for Website product sales are recognized upon shipment of the product.

The Company recognizes revenue from product sales and services once all of the following criteria for revenue recognition have been met: persuasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.

Recent Accounting Pronouncements

ASU 2015-15
In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-14
In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

ASU 2015-11
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-05
In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-03
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

The Company has evaluated other recent pronouncements and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

Impairment Assessments of Purchased Software

On May 28, 2014, the Company purchased, for restricted shares of common stock, an eCommerce software program. The value of the software is amortized over five years. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company performed this impairment test in the second quarter of 2015. In order to estimate the fair value of long-lived asset, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management's best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to software during the nine months ended September 30, 2015 and the year ended December 31, 2014.

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

3.     Discontinued Operations

On May 15, 2015, the Company completed the sale of all of the issued and outstanding stock of OwnerWiz Realty Inc. OwnerWiz Management, Inc., and Leading Edge Financial, Inc to Admax.com LLC, a shareholder and beneficial owner of the Company in exchange for 650,000 of EZJR common stock. All non-recurring costs associated with these dispositions have been included as discontinued operations in the consolidated condensed financial statements.

The Company's results from discontinued operations are summarized below. These operating results for the three and nine month periods ended September 30, 2015 and 2014 do not necessarily reflect what they would have been had these three previous subsidiaries not been classified as discontinued operations.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2015

Net sales	$-	$60,955
Loss before income taxes	$-	$(96,604)
Benefit from income taxes	-	-
Net loss discontinued operations	$-	$(96,604)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2015

Net sales	$478,670	$1,343,915
Loss before income taxes	$(266,905)	$(1,402,439)
Benefit from income taxes	-	-
Net loss discontinued operations	$(266,905)	$(1,402,439)

The following table show the carrying amounts of the major classes of assets and liabilities of the discontinued operations at December 30, 2014.

December 31,
2014
Carrying amounts of major classes of assets included as part of discontinued operations
Cash	$4,530
Receivables	26,569
Deposits	1,581
Furniture, equipment and software, net	12,442
Total assets of the disposal group classified as held for sale on the consolidated balance sheet	$45,123

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$716,253
Loan application fee liability	61,870
Related party notes payable	100,000
Related party advances	56,178
Deferred rent	2,413
Total liabilities of the disposal group classified as held for sale on the consolidated balance sheet.	$936,715

During the nine months ended September 30, 2015 the Company recorded a gain on the sale as follows:

Common stock received and cancelled	$422,500
Liabilities released	1,005,434
Intecompany payables forgiven	8,034
Carrying value of assets sold	(14,878)
Intercompany receivables forgiven	(6,186)
Investment in LEF	(100)
Net gain on sale of subsidiaries	$1,414,804

4.     Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2015	2014

Software	$350,000	$350,000
Computers and equipment	24,762	-
Furniture	18,994	-
Leashold improvements	11,354	-
	405,110	350,000
Accumulated depreciation and amortization	(97,845)	(40,833)
Property and equipment, net	$307,265	$309,167

Depreciation and amortization expense on property, plant and equipment for the three and nine months ended September 30, 2015 was $20,876 and $57,012.  Amortization expense for the three and nine months ended September 30, 2014 was $6,250 and $25,000.

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

Related Party Accounts Receivable and Payable

As discussed in Note 1 to these financial statements on September 1, 2015, the Company issued 4,000,000 shares of common stock to Her resulting in Her having a 12.3% interest in EZJR. At December 31, 2014, the Company had a receivable balance $292,022 from Her related to amounts owed by Her to the Company for sales made by the Company and collected by Her and payments made by the Company on behalf of Her totaling $700,215.  These amounts were offset by royalties earned by Her and amounts owed by the Company to Her under the Agreement for employee costs and rent of $408,193. At September 30, 2015, the Company had no receivable balance from Her. At September 30, 2015, the Company owed Her $148,143 in unpaid royalties.

Royalty expense

During the three and nine-month periods ending September 30, the Company recognized royalty expense payable to Her of $346,829 and $941,040, respectively.

6.     Commitments and Contingencies

Facility Sublease

On April 27, 2015, the Company entered into a one-year sublease agreement effective May 1, 2015 for its corporate office.  Under the terms of the sublease the Company pays $875 per month and is responsible to pay its own expenses for utilities, taxes, insurance and repairs.  Future lease payments related to the Company’s office leases as of September 30, 2015 are as follows:

2015	$3,500
2016	4,375
Total	$7,875

Concentrations

As of September 30, 2015, the Company currently only has three qualified vendors that provide it with its hair extension products. Should any of these vendors fail to deliver those products to the Company on a timely basis, its operations could be adversely affected. The Company is actively attempting to source additional qualified vendors but there can be no assurance that it will succeed in this effort.

Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.  On or about September 5, 2015 the Company received a summons naming it in a civil action against Her Imports, LLC, Her Imports New York, LLC, Her Holding, Inc. and EZJR, Inc. from a former independent contractor of Her Imports, LLC.  The complaint claims unpaid wages and overtime wages in violation of New York Labor Law, among other things.  No specific damages are mentioned in the complaint.  The Company subsequently answered the complaint and denied any wrongdoing as EZJR has no relationship with the contractor, whatsoever.

7. Promissory Notes

On October 1, 2013, the Company issued a one-year promissory note for $100,000. Under the terms of the note interest of 5% would be paid on the monthly anniversary of the note. Beginning May 1, 2014, the Company was obligated to pay down the note at an amount of $16,667 each month until the note was fully paid. Collateral for the note was 500,000 shares of the Company’s common stock which was held in escrow until the note was fully paid. In the event of default on the note such shares would be issued to the note holder. On March 1, 2014, the Company released the 500,000 shares being held in escrow that were used to secure the $100,000 promissory note in exchange for the note and $7,500 of outstanding interest that was due at the time of the exchange. The difference between the amounts of the promissory note and accrued interest and the fair market value of the stock was recognized as a non-cash interest expense of $1,212,500 during the year ended December 31, 2014.

On January 28, 2014, the Company issued 4,585,000 shares of restricted common stock in exchange for 100% of the stock of Leading Edge Financial, Inc. (“LEF”) a Florida Corporation that provides credit management services. Recorded on the books of LEF at the time of the transaction was a promissory note in the amount of $25,000. The note bears interest at 3.0% per month and was due and payable at December 15, 2013. As part of the sale of LEF this promissory note was assumed by the Company.  As of the date of that transaction and these financial statements the note was in default. As such, the note is due and payable on demand.

As discussed in Note 1 to these financial statements, effective October 1, 2014 EZJR entered into a contract with Her Imports, LLC (“Her”), a retailer of human hair extensions and related products. As part of the agreement EZJR purchased Her’s inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note (the “Note”) of $800,000. This note is secured with inventory and bears interest at an annual rate of 2.5% above the prime interest rate as published by the Wall St. Journal. Under the terms of the note, the Company was obligated to pay down the note at an amount of $100,000 each month beginning December 1, 2014 plus accrued interest until such time as the note is fully paid. At July 2, 2015 the note was fully paid.

As discussed in Note 1 to these financial statements, on May 15, 2015, the Company entered into an agreement with AdMaxOffers.com LLC (“Admax”), a shareholder and beneficial owner of the Company to sell all stock in OWR and LEF in exchange for Admax returning to the Company 650,000 shares of common stock of the Company.  As part of the agreement the Company assumed a $25,000 Note payable plus unpaid interest.  Through September 30, 2015 unpaid interest on the note was $15,375.  On September 30, 2015, the Company entered into a Settlement Exchange Agreement with the noteholders for a new note with a face value of $30,000 and twelve monthly payments due of $2,500.  The difference between the payments due and the amount of the previous note plus accrued interest was $10,375 which has been recognized as other income.

8.     Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  The effective tax rates of 29.8 percent and 34.6 percent for the three and nine-month periods ended September 30, 2015, respectively.

EZJR, Inc. is referred to herein as “we”, “our” or “us”.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

This discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates.

Forward-Looking Statements

This discussion contains “forward-looking statements", which have been made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of our plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors, some of which are beyond our control. Various factors  could cause our  actual results to differ materially from those expressed in forward looking statements, including the strength of the domestic and local economies pertaining to our  operations,  impact of current uncertainties in global economic conditions  the ongoing financial crisis affecting the domestic banking system and financial markets that may impact our suppliers and customers, changes in client needs and consumer spending habits, competition and technological change, our ability to manage our  growth effectively, including our  ability to successfully integrate any business which we might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to us.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis compares our results of operations for the three and nine months ended September 30, 2015 and 2014, except where there were no operations during earlier comparable periods. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and our Form 10-K filed with the Securities and Exchange Commission on April 20, 2015.

Corporate Structure

We were incorporated in Nevada on August 14, 2006 as IVPSA Corporation ("IVP"). We were incorporated as Eaton Laboratories, Inc.’s subsidiary, a Nevada corporation.

On July 25, 2008, EZJR, Inc., a Nevada corporation and IVPSA Corporation, entered into an Acquisition Agreement and Plan of Merger. Upon the effectiveness of the merger, the original EZJR ceased to exist.

In January 2012, we entered into a two-step transaction with OwnerWiz Realty Inc. (“OWR”), a privately-held Georgia corporation, the first step of which occurred in January 2012 whereby an entity owned by OWR’s shareholders and parent company of OW Marketing, Inc. (“OWM”) acquired seven million five hundred thousand (7,500,000) shares of EZJR representing approximately 95.25% of the total outstanding shares of 7,873,750 from then two major shareholders in a private transaction. The second step of the transaction occurred on March 1, 2012, when EZJR, Inc., EZJR Acquisition Corporation ("Sub"), a Nevada corporation and subsidiary of EZJR and OWR, entered into a Share Exchange Agreement and Plan of Merger "Share Exchange" pursuant to which the Sub was merged with and into OWR, with OWR surviving as our  wholly-owned subsidiary. We acquired all of the outstanding capital stock of OWR in exchange for issuing 390,000 shares of our common stock, which were issued to two shareholders of OWR. Since the former shareholders of OWR owned over 95% of our outstanding common stock, upon consummation of the Share Exchange, the transaction has been recorded as a reverse merger and resulted in a recapitalization with OWR being the acquirer for accounting purposes. Accordingly, the historical financial statements are those of OWR and have been prepared to give retroactive effect to the reverse acquisition. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

On January 28, 2014, we acquired Leading Edge Financial (“LEF”), a private Florida corporation engaged in the business of personal credit management whereby we exchanged 4,585,000 shares of our restricted common stock shares in exchange for 100% of LEF’s common stock.

On April 22, 2015, we incorporated Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation, as our wholly owned subsidiary. Her Marketing purchases various media for customer and lead generation.

On May 15, 2015, we entered into an agreement with AdMaxOffers.com LLC (“Admax”), our  shareholder and beneficial owner  sells all of OWR’s stock and LEF in exchange for Admax returning  650,000 shares of common stock to us (valued at $422,500 at the time of the transaction). As a result of this exchange, OWR, LEF and OWM’s assets and obligations are no longer represent our assets and obligations. Admax agreed to assume the liabilities for all compensation owed to both the former CTO and the then CEO. In turn, the Company agreed to assume the following liabilities of OWM and LEF: 1) estimated unpaid payroll taxes of $6,665 plus estimated late fees of $1,033; 2) remaining Administrative fees and other fees owed under an Assurance of Voluntary Compliance pursuant to the Fair Business Practice Act with the State of Georgia of approximately $10,000; 3) a customer refund for $1,500; and 4) a $25,000 Note payable plus unpaid interest. Additionally, we agreed to reimburse Edward Zimbardi and Brenda Zimbardi up to $10,000 for legal fees that they may incur to defend against lawsuits related to any lawful actions that they took on our behalf as our officer or any of its subsidiaries at the time.

During the nine months ended September 30, 2015, we recognized a $1,414,804 gain on the sale of these subsidiaries.  For the three and nine months ended September 30, 2014 and the nine months ended September 30, 2015, the operations of OWR, LEF and OWM were accounted for as discontinued operations.

Overview of Current Operations

Our primary business purpose is to improve the sales performance of brands, products and services through our proprietary eCommerce platform. Our unique methodology minimizes the cost of generating leads and then maximizes the conversion of those leads into customers. After the initial sale, we utilize a process to monetize customers through up-sales, down-sales and cross-sales.

Effective October 1, 2014, EZJR entered into a Marketing and Selling Agreement (the “Agreement”) with Her Imports, LLC (“Her”), a retailer of human hair extensions and related products. The Agreement provides that we agreed: (a) to custom design Her’s eCommerce Websites and generate customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns; (b) sell Her’s products as well as other products to these customers; and (c) to purchase Her’s inventory on hand at September 30, 2014, which we did in exchange for a Secured Promissory Note. We intend to enter into similar agreements with other brands and retailers some of whom will pay us a commission based on the sales generated.

In addition to selling its products online, Her’s products are sold at retail store locations. As part of the agreement with Her, we reimburse Her for the expenses of these store locations, including employee costs, connectivity expenses and certain other expenses as agreed upon. We make all retail store sales processed through a Point-of-Sale (POS) system that we implemented.  Additionally, we reimburses Her for specific customer service costs, warehousing and fulfillment expenses. Finally, we pay Her a 10% royalty on net sales. In return, Her assists us in developing and sourcing of products, promotion of products, employee training and high level store management.   The agreement was modified to allow any payments we make on Her’s behalf to be offset against any royalty payments. Later, Her assigned all the assets and liabilities related to the Agreement to Her Holdings, Inc., which had no effect on the Company.  Effective September 1, 2015, we issued 4,000,000 shares of restricted common stock valued at $2,200,000 to Her Holdings in exchange for a reduction in the royalty to 2.5%.  Additionally, we agreed to pay for certain connectivity, telephony and customer services expenses.  The amount of this intangible asset amortized is calculated by taken the difference between the royalty calculation at previous royalty rate of 10% and the new rate of 2.5%.

During the nine months ended September 30, 2015, sales of Her Imports products and revenues from services provided to Her accounted for all of our revenues and profits.

Results of Operations

Because we have divested three wholly owned subsidiaries, for financial reporting purposes the financial positions and operations of OWR, OWM and LEF are treated as discontinued operations. As such, discussion of comparable results for the three and nine months ended September 30, 2015 and September 30, 2014 is inapplicable since we had no operations during the three and nine months ended September 30, 2014.

Discussion of three months ended September 30, 2015 and 2014

Revenues

Revenues for the three months ended September 30, 2015 were $3,650,152. These revenues were derived from the sale of human hair extensions and related hair care products under the Her Imports brand. These sales are made both on-line or at Her Imports stores.

Cost of product sold

Cost of products sold consists of actual cost of the product, incoming freight, shipping expense to customers, merchant fees, shipping supplies and cost of packaging. For the three months ended September 30, 2015 cost of product sold was $1,819,531.

Gross profit

For the three months ended September 30, 2015, gross profit on product sold was $1,830,621 with a gross margin of 50.2%.

Operating Expenses

Total operating expenses for the three months ended September 30, 2015 was $1,671,023. This consisted of $346,829 of royalties, $1,186,470 of selling expense and general and administrative expense of $137,723.   Because we have a limited operating history, there can be no assurances that these expenses can be used to predict future results. For the three months ended September 30, 2014, operating expenses consisted solely of general and administrative expenses primarily consisting of professional and consulting fees.

Operating Profit

As a result of the foregoing for the three months ended September 30, 2015, we achieved an operating profit of $159,598 versus an operating loss of $85,327 for the same period in 2014.

Other income and expense

For the three months ended September 30, 2015, we recognized a gain on the settlement of debt of $10,375. Also, for the three months ended September 30, 2015, there was $2,254 of interest expense primarily related to a promissory note.

Provision for income taxes

For the three months ended September 30, 2015, we booked a provision for income tax of $46,871 based on its estimated income for the entire year net of loss carryforward.

Loss from discontinued operations

Loss from discontinued operations for the three months ended September 30, 2014 was $266,905. The table below reconciles the loss from discontinued operations.

Three Months Ended
September 30,
2014

Revenues	$478,670
Commission expenses	(158,117)
Selling expense	(258,602)
General and administrative expenses	(293,932)
Interest expense	(34,924)
Loss from discontinued operations	$(266,905)

Net income (loss)

As a result of the foregoing, net income for the three months ended September 30, 2015 was $120,849 compared to a net loss of $354,483 for the three months ended September 30, 2014.

Discussion of nine months ended September 30, 2015 and 2014.

Revenues

Revenues for the nine months ended September 30, 2015 were $9,852,941. These revenues were derived from the sale of human hair extensions and related hair care products under the Her Imports brand. These sales are made both on-line and at Her Imports stores.

Cost of product sold

Cost of products sold consists of that actual cost of the product, incoming freight, shipping expense to customers, merchant fees, shipping supplies and cost of packaging. For the nine months ended September 30, 2015 the cost of product sold was $4,918,944.

Gross profit

For the nine months ended September 30, 2015, gross profit on products sold was $4,933,997 with a gross margin of 50.1%.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2015 was $3,775,321, consisting of $941,040 of royalties, $2,494,204 of selling expense and general and administrative expense of $340,076. Because we have a limited operating history, there can be no assurance that these expenses can be used to accurately predict future results. For the nine months ended September 30, 2014, operating expenses consisted solely of general and administrative expenses, which were primarily professional and consulting fees.

Operating Profit

As a result of the foregoing we achieved an operating profit of $1,158,676 for the nine months ended September 30, 2015.

Other income and expense

For the nine months ended September 30, 2015, we recognized a gain from the sale of subsidiaries of $1,414,804. For the nine months ended September 30, 2014, we recognized a loss of $1,212,500 related to settlement of debt. For the nine months ended September 30, 2015, interest expense was $17,116 related to two promissory notes. For the nine months ended September 30, 2014 interest expense was $14,250 related to a note payable.

Provision for income taxes

For the nine months ended September 30, 2015, we booked a provision for income tax of $395,053 based on our estimated income for the entire year net of loss carryforward.

Loss from discontinued operations

Loss from discontinued operations for the nine months ended September 30, 2015 was $96,604 compared to a loss of $550,331 for the nine months ended September 30, 2014. The table below reconciles the loss from discontinued operations.

	Nine Months Ended
	September 30,	September 30,
	2015	2014

Revenues	$60,955	$1,343,915
Cost of revenues	(5,568)	-
Commission expenses	(15,464)	(421,194)
Selling expense	(37,835)	(817,830)
General and administrative expenses	(66,892)	(562,801)
Interest expense	(31,800)	(92,421)
Loss from discontinued operations	$(96,604)	$(550,331)

Net income (loss)

As a result of the foregoing, net income for the nine months ended September 30, 2015 was $2,075,082 compared to a net loss of $1,952,770 for the nine months ended September 30, 2014.

Going Concern

For the year ended December 31, 2014, our independent registered public accounting firm expressed an opinion on our consolidated financial statements which includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to our recurring losses and our lack of liquidity. From inception (April 12, 2011) through September 30, 2015, we had an accumulated deficit of $15,445,448, however, at September 30, 2015 we also had total stockholder’s equity of $3,936,029. Additionally, we have achieved operating profit for the past successive four fiscal quarters. At this time there can be no assurance that we will continue to be profitable. Additionally, management is in the process of developing an operating plan to continue to grow our business, which may require additional capital financing. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty as a result of our financial condition at September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2015, we had $421,171 in cash and cash equivalents, receivables of $180,709 and total current assets of $2,448,121.  At the same date, we had total current liabilities of $937,680, including accounts payable and accrued liabilities of $512,627, promissory notes payable of $30,000 and an estimated income tax liability of $395,053. The sole source of our liquidity is a result of cash provided from operating activities offset by the repayments of $700,000 of the balance on a secured promissory note during the nine months ended September 30, 2015.

For the past four fiscal quarters we have seen a significant increase in our revenues and have achieved an operating profit. Additionally, due to the sale of OWM, OWR and LEF, we have materially reduced our operating expenses. However, there can be no assurances that we will be able to maintain the current level of revenues and operating profits.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, accounts receivable reserves, inventory valuation, long-lived assets, and deferred taxes policies. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

ASU 2015-15
In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-14
In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

ASU 2015-11
In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-05
In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-03
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

The Company has evaluated other recent pronouncements and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, who is also a member of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on such evaluation, the Chief Executive Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective at the reasonable assurance level due to the "material weaknesses" described below:

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standards) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.     We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2015.  Management evaluated the impact of our failure to have adequate written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.     We do not have lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2015.

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

●
lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

●	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three and nine months ended September 30, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management's report in this annual report.

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

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above. Due to our small size and limited resources we could experience delays in implementation.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  On or about September 5, 2015 the Company received a summons naming it in a civil action against Her Imports, LLC, Her Imports New York, LLC, Her Holding, Inc. and EZJR, Inc. from a former independent contractor of Her Imports, LLC.  The complaint claims unpaid wages and overtime wages in violation of New York Labor Law, among other things.  No specific damages are mentioned in the complaint.  The Company subsequently answered the complaint and denied any wrongdoing as EZJR has no relationship with the contractor, whatsoever.

ITEM 1A.   RISK FACTORS

As a Smaller Reporting Company, we are not required to provide risk factors in this Form 10-Q; however, the reader may review Risk Factors set forth in Part I, Item 1A of our  Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective September 1, 2015, we issued 4,000,000 shares of restricted common stock valued at $2,200,000 to Her Holdings, Inc. in exchange for a reduction in the royalty to be paid to them from 10% of sales to 2.5%.  This issuance was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.      OTHER INFORMATION

None

ITEM 6.       EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EZJR, INC.
(Registrant)

Date: November 18, 2015	/s/ Barry Hall
Name: Barry Hall
Title: Executive Chairman and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)