Form 10-K
EZJR, Inc.
filed 2016-04-14
CIK 1402453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-53810

EZJR, INC.
(Exact name of registrant as specified in its charter)
___________________________

Nevada	20-0667864
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8250 W. Charleston Blvd. Suite 110, Las Vegas, NV	89117
(Address of principal executive offices)	(Zip Code)

702-815-6647
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒   No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒
The aggregate market value of the voting stock held by non-affiliates amounted to $1,540,095 on December 31, 2015

INDEX

APPLICABLE ONLY TO CORPORATE ISSUERS
As of April 13, 2016, the registrant's outstanding common stock consisted of 32,599,576 shares, $0.001 par value. Authorized – 70,000,000 common shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.

 EXPLANATORY NOTE

On April 11, 2016, our Board of Directors, in consultation with management, determined that our Consolidated Balance Sheet as of December 31, 2014 contained in our annual report on Form 10-K for the year ended December 31, 2014 should be restated due to an error in the calculation of the loss due to conversion of debt to equity.

With this report the Company is filing for the fiscal year ended December 31, 2014 ("Amended Report") to restate our financial statements for the year ended December 31, 2014 because of changes in the presentation of the Consolidated Financial Statements for the change in loss due to conversion of debt to equity. This restatement had an impact on our Consolidated Balance Sheet, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity for the applicable period.  This restatement led our management to conclude that an additional material weakness was present in our disclosure controls and procedures as of December 31, 2014.  For additional background on the restatement, please see Note 1 to our Consolidated Financial Statements and "Part II. Item 9A. Controls and Procedures."

Effects of the Restatement of Loss on Conversion of Debt

The following table provides a summary of selected line items from our consolidated balance sheet, statement of operation and comprehensive loss and cash flows as of December 31, 2014 affected by this restatement.

	As Previously Reported	Restatement	As Restated

BALANCE SHEET
Additional paid-in capital	$17,574,087	$(1,212,500)	$16,361,587
Accumulated deficit	(17,520,530)	1,212,500	(16,308,030)

INCOME STATEMENT
Gain (loss) on debt settlement	(1,212,500)	1,212,500	-
Total other income (expense)	(1,239,438)	1,212,500	(26,938)
Income (loss) from continuing operations before provision for income taxes	(632,252)	1,212,500	580,248
Net income (loss)	(1,207,983)	1,212,500	4,517

STATEMENT OF CASH FLOWS
Net income (loss) from continuing operations	(632,252)	1,212,500	580,248
Non-cash loss on debt settlement	1,212,500	(1,212,500)	-
Net cash provided by operating activities	(349,746)	-	(349,746)

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
Additional paid-in-capital	17,574,087	(1,212,500)	16,361,587
Accumulated deficit	(17,520,530)	1,212,500	(16,308,030)

Except for certain updated information in the items listed above, there have been no changes to the Original financial statements filed in our annual report on Form 10-K for the year ended December 31, 2014.

INDEX

INDEX

Table of Contents
EZJR, Inc.
Index to Form 10-K
For the Year Ended December 31, 2015

INDEX

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

In this Form 10-K, "we", "us", and "our" refer to EZJR, Inc.

ITEM 1.    BUSINESS
History and Organization

We were incorporated in Nevada on August 14, 2006 as IVPSA Corporation ("IVP").  We were incorporated as a subsidiary of Eaton Laboratories, Inc., a Nevada corporation.

Corporate Structure and Business

We are an Internet marketing company headquartered in Las Vegas, Nevada.Our one wholly owned subsidiary, Her Marketing Concepts, Inc. ("Her Marketing"), is a Nevada Corporation.   Her Marketing purchases various media for customer and lead generation and acts as a conduit for the implementation and management of our Media Investor Purchase Agreement described below.  Our primary business involves improving the sales performance of brands, products and services through our proprietary e-Commerce platform. Our unique methodology minimizes the cost of generating leads and then maximizes the conversion of those leads into customers. After the initial sale, we utilize a process for monetizing customers to the greatest extent possible through up sales, down sales and cross sales.

Corporate History

On July 25, 2008, we and IVPSA Corporation, completed an Acquisition Agreement and Plan of Merger, at which time the original EZJR ceased to exist.

In January 2012, we  entered into a two-step transaction with OwnerWiz Realty Inc. ("OWR"), a privately held Georgia corporation, as follows: (a)  in January 2012, an entity owned by OWR's shareholders and parent company of OW Marketing, Inc. ("OWM"), acquired seven million five hundred thousand (7,500,000) of our common stock shares, representing approximately 95.25% of our then outstanding shares totaling 7,873,750 shares from the then two major shareholders of OWR in a private transaction; and  (b)  on March 1, 2012,  we, EZJR Acquisition Corporation ("Sub"), a Nevada corporation and subsidiary of EZJR and OWR, entered into a Share Exchange Agreement and Plan of Merger "Share Exchange"at which time  the Sub was merged with and into OWR, with OWR surviving as our wholly-owned subsidiary.We acquired all of OWR's outstanding capital stock in exchange for issuing 390,000 shares of our common stock, which were issued to two of OWR's shareholders of OWR. Since the former shareholders of OWR owned over 95% of the outstanding common stock, the transaction was recorded as a reverse merger and resulted in a recapitalization with OWR being the acquirer for accounting purposes. Accordingly, the historical financial statements are those of OWR and have been prepared to give retroactive effect to the reverse acquisition. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization in accordance with the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

On January 28, 2014, we acquired Leading Edge Financial ("LEF"), a private Florida corporation engaged in the business of personal credit management.  We acquired LEF by exchanging 4,585,000 our restricted common stock shares in exchange for 100% of LEF's common stock.

On April 22, 2015, we incorporated Her Marketing Concepts, Inc. ("Her Marketing"), a Nevada Corporation, as our wholly owned subsidiary.

INDEX

On May 15, 2015, we entered into an agreement with AdMaxOffers.com LLC ("Admax"), our shareholder and beneficial owner, to sell all ofAmax'sownership interest inOWR and LEF in exchange for Admax returning to us   our 650,000 restricted common stock shares (valued at $425,500 at the time of the transaction).  As a consequence of this divesture transaction, a majority of the assets and obligations of OWR, LEF, and OWM are no longer our assets and obligations.    As part of the sale of these subsidiaries to Admax, Admax agreed to assume the liabilities for all compensation owed to our former Chief Technology Officer and our then Chief Executive Officer.   In turn,we assumedOWM and LEF's liabilities, as follows:  1) estimated unpaid payroll taxes of $6,665 plus estimated late fees of $1,033; 2) remainingadministrative fees and other fees of approximately $10,000 owed under an Assurance of Voluntary Compliance in accordance with the Fair Business Practice Act with the State of Georgia; 3) a customer refund for $1,500; and 4) a $25,000 Note Payable plus unpaid interest.  Additionally, we agreed to reimburse Edward Zimbardi and Brenda Zimbardi up to $10,000 for legal fees that they may incur to defend against lawsuits related to any legal decisions that they took on ourbehalf while serving as our officers or any of our subsidiaries at the time.

During the three months ended June 30, 2015, we recognized a $1,415,444 gain on the sale of these subsidiaries.    For the years ended December 31, 2015 and 2014, the operations of OWR, LEF and OWM were accounted for as discontinued operations.

Business

We improve the sales performance of brands, products and services through our proprietary e-Commerce platformand the agreements described below.

Agreement with Her Holding, Inc.

On October 1, 2014, we entered into a Marketing and Selling Agreement (the "Agreement") with Her Imports, LLC ("Her"), aretailer of human hair extensions and related products. Under the agreement we custom design Her'se-Commerce Websites and generate customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns, we sell Her's products as well as other products to customers and we purchased Her's inventory then existing at September 30, 2014 in exchange for a Secured Promissory Note. We intendto enter into similar agreements with other brands and retailers, some of which will pay us commissions based on sales generated.

In addition to our selling Her products online, these products are sold at independent retail store locations. The agreement requires that we reimburse Her for the expenses of these store locations, employee costs, connectivity expenses and certain other expenses as agreed between us and Her. We make all retail store sales, which are processed through a Point-of-Sale (POS) system that we implemented. Additionally, we reimburse Her for specific customer service costs, warehousing and fulfillment expenses and we pay Her a 10% royalty on net sales. In return, Her provides us with assistance in the development and sourcing of products, promotion of products, employee training, customer service and high level store management.  On November 14, 2014, the agreement was modified to allow any payments that we make on Her'sbehalf to be offset against any royalty payments.  On March 7, 2015, Her Imports LLC assigned all assets and liabilities related to us to Her Holding, Inc. ("Her Holding").  Effective September 1, 2015, we issued 4,000,000 shares of our restricted common stock sharer valued at $2,200,000 to Her Holding in exchange for a reduction in the royalty to 2.5%.  Additionally, we agreed to pay for certain connectivity, telephony and customer service expenses that Her had previously paid.

eCommerce Platform

On May 28, 2014, we entered into an Asset Purchase Agreement with Leader Act Ltd HK, ("Leader"), a private Hong Kong corporation, to purchase an eCommerce Platform software program ("Platform") developed and owned by Leader. The platform entails all aspects of interaction that a company has with its customer, whether it is sales or service-related, and provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Leader agreed to service and maintain the software for two years for which we agreed to pay Leader. In return for Leader's services, we issued Leader 10,000,000 shares of our restricted common stock valued at $0.05 per share. For financial reporting purposes, $350,000 of the purchase price was allocated to the Platform and $150,000 was allocated to the software maintenance agreement, which was booked as a prepaid at the date of the acquisition and is being amortized on a straight-line basis over the two-year term of the agreement.

Media Investor Purchaser Agreement

On June 29, 2014, we entered into a Media Investor Purchaser Agreement ("MIP") with Leader, whereinLeader providesinvestment dollars of the "media purchase" for customer and lead generation and to manage this process. In doing so, Leader will create the offers, spend the funds necessary to purchase various media and manage the overall process. Leader is also responsible for graphic design, website design and various other programming expenses. The net revenue from the media purchase will be shared with each party receiving 50 percent after the deduction of certain costs and expenses including the media purchase, merchant fees, product costs, and affiliate fees. Weare responsible for customer service, network costs, accounting and other general and administrative costs. Leader can advanceus  up to $500,000, which may be converted, into a total of 10,000,000 of our restricted common shares at the fixed price of $0.05 per share. Once Leader has acquired the 10,000,000 shares of EZJR stock ownership, the MIP Agreement is no longer in force. Leader had previously advanced us with $50,000 for media purchases. On June 26, 2014, Leader used the $50,000 advance to purchase 1,000,000 restricted shares of our common stock at $0.05 per share. During the three months ended September 30, 2014, total net revenues generated under the agreement was $7,595, and $3,798 was available to Leader to purchase our stock. Since September 30, 2014, there has been no activity related to the MIP agreement since we havefocused ourmarketing efforts on the agreement with Her Imports. We anticipate that wewill reactivate the MIP program at some time in the future.

INDEX

Growth Strategy

Our growth strategy consists of the following key elements:

●     Grow Our U.S. Customer Base. The market for our platform is large and underserved.  We will continue to market our platform to businesses to efficiently adopt and execute an effective marketing strategy to help them expand and grow.

●     Continue to Innovate and Expand Our Platform. Our target businesses are increasingly realizing the value of having an integrated marketing, sales and service platform. We will introduce new applications to extend the functionality of our platform.

Reevaluation ofOur Strategy

Due to the success of our agreement with Her and the successor agreement with Her Holding, our management is reevaluating our overall business strategy.  Currently, we intend to focus on further leveraging our eCommerce platform.  Furthermore, our agreement with Her requires our involvement in their various retail locations, which is outside our core area of expertise.As of the date of this Form 10-K no decisions have been made as to this direction.

We anticipate that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors. Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor.

Customers

As of the date of this report, we only had one service customer, Her.Our product customers are predominately individuals and sometimes hair salons.   We are not dependent upon any one or a few product customers.  As the product line expands, we intend to target young urban women by offering affordable health, beauty and fashion products; however, as we engage additional brands, the variety of markets and customers will expand.Our agreement with Her requires our involvement in direct retailing through "-brick and-mortar" locations, which is not within our core area of expertise of online marketing and selling.  Our current overall strategy is to expand as an online marketer of a variety of consumer products.

Dependence Upon Agreement with Her

During the year ended December 31, 2015, sales of Her Import products accounted for all of our revenues and operating profits.  Should the Her Agreement be cancelled it would negatively and materially impact our results of operations.

Customer Acquisition

We obtain customers through two primary channels, online marketing and through a network of affiliates.

Online Marketing.

We market our products and services primarily through the purchase of search engine keywords. Keywords are purchased from search engines through a bidding process and payment is based on "click-throughs" to a website that we maintain, which is referred to as "the offer." When the potential customer is presented the offer via search traffic, it is important to capture basic contact information. The process is such that each customer initially provides a limited amount of information and then as they move through this process we provide additional and more detailed information. We monetize this traffic in an automated fashion, however, if need be, a company staff member may contact the potential customer either electronically or by phone. Once a customer is acquired after the initial investment, we attempt to continue to monetize the customers. The key to this entire process is determining what keywords to purchase and obtaining the basic information of the customer.

Traditional Media Advertising.

During 2015, we have been testing a number of other methods to acquire customers, including national and local television and radio advertising.  To date, the results of these tests have been mixed and inconclusive.  However, it appears that the most efficient media may be local radio advertising in specific markets that Her operates.   Additionally, the advertising appears to be more effective in smaller markets.  In the future, we plan to further explore additional traditional forms of attracting new customers including, but not limited to, celebrity endorsements, public relations and events.

INDEX

Competitors

Hair Extensions. There are many competitors that sell hair extensions including individuals, salons, mall kiosks and online stores.

Some of our competitors include:

AliExpress
Queen Virgin Remy
Go Naked Hair
Bella Dream Hair
Extensions Plus
Bellami Hair
Indique Hair

Certain of these competitors have physical locations while the majority only sell online. Some competitors only sell low-quality synthetic hair. We believe that we sell the highest quality product at a competitive price, primarily because we only sell 100% human hair.

Our competitive disadvantages are:

•	Many of our competitors sell inferior products at lower prices.
•	Customers have a difficult time differentiating between vendors of human hair extensions.
•	We do not currently address all geographical area in the U.S.

We intend to complete against our competitors through the following methods:

•	Offering superior products to our customers.
•	Educating our customers regarding quality issues for human hair extensions.
•	Providing accessory products to our customers.
•	Expanding our geographical reach by opening new retail locations.
•	Providing a superior online shopping experience to our customers.

Seasonality

The business areas in which we operate are subject to seasonal fluctuations because demand due to the ability of customers to pay for products.  Our revenues have historically been better during tax season , while our revenues have experienced declines in the during the latter part of summer. As such, past quarterly results are not indicative of future results and may be subject to seasonal fluctuations.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements

We have no patents, licenses, franchises, concessions or royalty agreements.  We rely on a combination of US trademark, copyright, trade secret and patent laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We rely on copyright laws to protect our future computer programs and our proprietary databases.  Additionally, we have a non-exclusive license with Her Importsto use the trademark and trade name "Her Imports" in marketing and selling human hair extensions.On November 14, 2014 the US Patent and Trademark Officer approved the "Her Imports" trademark.

INDEX

Government Regulations

We are subject to a number of laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. Numerous laws and regulatory schemes have been adopted at the national and state level in the United States. Our business is subject to the CAN-SPAM Act of 2003 and similar laws adopted by a number of states, which regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers and control other abusive online marketing practices. Similarly, the Federal Trade Commission, has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices they may deem misleading or deceptive.

Need for any Government Approval of Products or Services

Our services do not require government approval.

Costs and Effects of Environmental Laws

We are not subject to any costs or effects of environmental laws.

Research and Development

Since our inception, we have spent no funds on research and development.

Source and Availability of Raw Materials

Inapplicable

Number of Employees

We do not have any employees.   We rely upon our officers and directors to direct our business and business strategy.

ITEM 1A.   RISK FACTORS

As a Smaller Reporting Company, we are not required to provide risk factors.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.      PROPERTIES

Our corporate headquarters are located at 8250 W. Charleston Blvd., Suite 110, Las Vegas NV 89117. We pay rent on anon a month-to-month basis for $875.00.  Our lease expires on April, 30, 2016.We intend to renew our lease.

Location	Square Footage	Use

Las Vegas, NV	750	Corporate and Administrative Officer

The Company does not own any real property.

INDEX

ITEM 3.     LEGAL PROCEDINGS.

On or about September 5, 2015, in the United States District Court for the Eastern District of NewYork we were named as a defendant   in a civil action against Her Imports, LLC, Her Imports New York, LLC, Her Holding, Inc. us by the plaintiff, a former independent contractor of Her Imports, LLC.  The complaint claims unpaid wages and overtime wages in violation of New York Labor Law, among other things.  No specific damages are sought in the complaint.  We answered the complaint and have denied any wrongdoing since we had no relationship with the contractor, whatsoever. We believe that we have meritorious defense and we will vigorouslydefend his litigation.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may adversely affect our business.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our Common Stock, $0.001 par value, can be found on the OTC-Bulletin Board under the symbol: EZJR.

Our common stock for the past 2 fiscal years has been quoted, as follows

Year ended December 31, 2015	High	Low
First Quarter	$.080	$0.65
Second Quarter	$0.72	$0.65
Third Quarter	$1.57	$0.55
Fourth Quarter	$1.78	$0.40

Year ended December 31, 2014	High	Low
First Quarter	$3.95	$0.01
Second Quarter	$1.80	$1.00
Third Quarter	$1.47	$0.75
Fourth Quarter	$1.45	$0.70

Holders of Common Stock

As of December 31, 2015, we have approximately 120 holders of record of our Common Stock.

Shares Outstanding

As of December 31, 2015, we had 32,599,576 common stock shares outstanding and zero shares of preferred stock outstanding.

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

INDEX

Options

We have no options outstanding

Warrants

We have no warrants outstanding.

Issuer Purchases of Equity Security Securities

We did not repurchase any of our equity securities during the years ended December 31, 2015 or December 31, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plans in place.

Recent Sales of Unregistered Securities

On January 28, 2014, we issued 4,585,000 shares of restricted common stock in exchange for 100% of the stock of Leading Edge Financial, Inc., a Florida Corporation that provides credit management services.

On March 1, 2014, we released the 500,000 shares of restricted common stock being held in escrow that were used to secure the $100,000 promissory note described in Note 8 to these financial statements in exchange for the note and any outstanding interest due at the time of the exchange.

On May 28, 2014, we issued 10,000,000 restricted shares of common stock valued at $0.05 per share to Leader to purchase an e-Commerce Platform software program and a two-year software maintenance agreement.

On June 26, 2014, we sold 1,000,000 shares of restricted common stock for $0.05 per share in exchange for a $50,000 advance from Leader Act.

On September 1, 2015, we issued 4,000,000 shares of restricted common stock valued at $0.55 per share to Her Holding, Inc. in exchange for a reduction a royalty payable to Her based on net sales.

ITEM 6.     SELECTED FINANCIAL DATA

A smaller reporting company is not required to information otherwise required by this item.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the periods ended December 31, 2015 and 2014.  Ourdiscussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates.
Forward-Looking Statements

We may from time to time may make written or oral "forward-looking statements" including statements contained in this report and in other of our communications, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of our plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond our control). The following factors, in addition to others not listed, could cause  our actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which we  conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic banking system and financial markets, including the impact on our  suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change, our ability to manage our growth effectively, including our ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertakeno obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

INDEX

Risks, Trends and Uncertainties

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and also subject to business trends, risks and uncertainties. The factors impacting these trends, risks and uncertainties include, but are not limited to:

●     Whether we are able to raise additional financing for working capital and product development;
●     Whether we are able to identify Internet marketing approaches;
●     Whether there is a deterioration in general or regional economic, market and political conditions;
●     Our accounting policies and methods may require management to make estimates about matters that are inherently uncertain;
●     Whether there are adverse state or federal legislation or regulation that increases the costs of compliance;
●     Whether we are able to efficiently manage our operations and effectively implement our strategies;
●     Whether we are able to complete against our competitors, many of which have greater operational, financial and human resource resources; and
●     Whether we are able to accurately predict industry and market trends

Executive Overview

Our primary business purpose is to improve the sales performance of brands, products and services through our proprietary eCommerce platform. Our unique methodology minimizes the cost of generating leads and then maximizes the conversion of those leads into customers. After the initial sale, we utilize a process to monetize customers through up-sales, down-sales and cross-sales.

Effective October 1, 2014, we entered into a Marketing and Selling Agreement (the "Agreement") with Her Imports, LLC ("Her"), a retailer of human hair extensions and related products.  Under the Agreement provides that we sell Her's products online and at certain Her retail locations.

Results of Operations

As discussed above, we have divested three wholly owned subsidiaries, OWR, OWM and LEF.  For financial reporting purposes the financial positions and operations of OWR, OWM and LEF are treated as discontinued operations.  Additionally, we. entered into the Marketing and Selling Agreement with Her as of October 1, 2014.  Accordingly, fiscal 2014 only had one quarter of operations under the Agreement versus an entire year for fiscal 2015.  As such,discussion of comparable results for the years ended December 31, 2015 and 2014 are not meaningful.

DISCUSSION OF THE YEARS ENDED DECEMBER 31, 2015 AND 2014
Revenues

Revenues for the year ended December 31, 2015 were $13,287,173. These revenues were derived from the sale of human hair extensions and related hair care products under theHer Imports brand. These sales were made both on-line and at Her Imports retail locations.  Revenues for the year ended December 31, 2014 were $2,430,192 which consisted of $1,930,192 of sale of human hair extensions and related hair care products and $500,000 of service revenues related to the development of the Her Imports Ecommerce Website and the various online marketing and promotion programs.

Cost of revenues

Cost of products sold consists of that actual cost of the product, incoming freight, shipping expense to customers, merchant fees, shipping supplies and cost of packaging for the sale of human hair extension and related products. Cost of service revenues consisted primarily of payments made to website developers and marketing contractors.  For the year ended December 31, 2015 the cost of product sold was $6,706,425.  For the year ended December 31, 2014 cost of products sold was $1,102,560 and cost of service revenues was $130,562

Gross profit

For the year ended December 31, 2015, gross profit on products sold was $6,580,748 with a gross margin of 49.5%.  For the year ended December 31, 2014, gross profit was $1,197,070 with a gross margin of 49.3%.  This resulted from a gross profit of $369,438 from service revenues and $827,632 from product sales with gross margins of 73.9% and 42.9%, respectively.

INDEX

Operating Expenses

Total operating expenses for the year ended December 31, 2015 was $5,660,254, consisting of $1,259,990 of royalties, $3,767,959 of selling expense and general and administrative expense of $632,305. Total operating expenses for the year ended December 31, 2014 was $589,884, consisting of $201,369 of royalties, $265,885 of selling expense and general and administrative expense of $122,630.

Operating Profit

As a result of the foregoing we achieved an operating profit of $920,494 for the year ended December 31, 2015 and an operating profit of $607,186 for the year ended December 31, 2014.

Other income and expense

For the year ended December 31, 2015, we recognized a gain of the sale of subsidiaries of $1,415,444, a gain of debt settlement of $11,405 and recognized a gain of $60,000 related to a previously assessed civil penalty that settled at no cost to us.  Additionally, during the period there was interest expense of $17,549. For the year ended December 31, 2014, interest expense was $26,938.

Provision for income taxes

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. An estimated blended tax rate of 38.25% has been used to calculate the provision for taxes based on income for the year ended December 31, 2015 and 0.0% for the year ended December 31, 2014 due to tax loss carryforwards which were fully utilized in 2015.  For financial reporting purposes the provision for income taxes is based on pre-tax income of $920,494.

Loss from discontinued operations

Loss from discontinued operations for year ended December 31, 2015 was $96,604 compared to a loss of $550,331 for the year ended December 31, 2014. The table below reconciles the loss from discontinued operations.

	Year Ended
	December 31,	December 31,
	2015	2014

Revenues	$60,955	$1,536,269
Cost of revenues	(5,568)	(193,126)
Commission expenses	(15,464)	(441,164)
Selling expense	(37,835)	(680,225)
General and administrative expenses	(66,892)	(672,714)
Interest expense	(31,800)	(124,771)
Loss from discontinued operations	$(96,604)	$(575,731)

Net income (loss)

As a result of the foregoing net income for the year ended December 31, 2015 was $1,947,814 compared to netincome of $4,517 for the year ended December 31, 2014.

INDEX

Liquidity and Capital Resources

At December 31, 2015, we had $449,675 in cash and cash equivalents, receivables of $153,517 and total current assets of $2,472,288. At the same date, we had total current liabilities of $850,434, includingaccounts payable and accrued liabilities of $483,155, promissory note payable of $21,903 and income tax liability of $345,376.  The sole source of cash is operating activities offset by the repayment of $700,000 of the balance on a secured promissory note.

During 2015,we have seen a significant increase in our revenues.   Additionally, due to the sale of OWM, OWR and LEF we have has significantly reduced our operating expenses.  As sales grow, we will require higher levels of inventory, which will require working capital. Furthermore, we are contemplating developing new products to complement the existing product line which may require additional working capital.  Should that capital not be generated by operations or available to us from outside sources we may have to curtail growth in order to maintain a strong capital position.

During the past two years, we recorded income from operations totaling over $1.5 million on sales in excess of $15.7 million.  Our current working capital ratio is now over 2.9 to 1.   During the year ended December 31, 2015 we increased our cash on hand from December 31, 2014 but also paid down $707,067 in debt.  As a result, our auditors are no longer expressing an uncertainty as to our ability to continue as a going concern in their report opining on our financial statements for the years ended December 31, 2015 and 2014.
Summary of any product research and development that we will perform for the term of our plan of operation.
Not applicable.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of December 31, 2015, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time. Additionally, from time-to-time we rely heavily on independent contractors. Additionally, our founders provide a variety of services to us at no cost. At such time that we achieve financial stability and positive cash flow we anticipate that the founders will become our paid employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition

Product Sales
 Through the Her Imports store locations and our e-Commerce Website, www.herimports.com, we sell avariety of hair extension and related products. In the stores, customers pay for our products using either cash, a debit card or a credit card. In the case of cash sales at the store, the store manager makes a nightly deposit of the cash, rounded down to a dollar. For cash sales, we recognize the sale when the deposit is recorded into our account by the bank. For credit card and debit sales, we recognize the sale when the card is charged.

Product sales on the Website are paid for using either debit or credit cards. Sales for Website product sales are recognized upon shipment of the product.

Both online and in retail locations, certain customers have chosen to take advantage of financing made available by independent third parties.

INDEX

Impairment Assessments of Purchased Software

On May 28, 2014, we purchased, for 10,000,000restricted shares of our common stock, an eCommerce software program. The value of the software is amortized over five years. We make judgments about the value of this long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. We performed this impairment test in the fourth quarter of 2015. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management's best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. We did not recognize any impairment charges related to software during the years ended December 31, 2015 or 2014.

Recent Pronouncements

Our management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact onour financial position and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Inapplicable to Smaller Reporting Companies.

ITEM 8.       FINANCIAL STATEMENTS.
The financial statements are included as a separate section following the signature page to the Form 10-K.
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On July 28, 2015, our Board of Directors approved of the dismissal of De Joya Griffith, LLC as our independent registered public accounting firm.

The reports of De Joya Griffith, LLC on our financial statements for the years ended December 31, 2014 and 2013 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except for an explanatory paragraph as to our ability to continue as a going concern for year ended December 31, 2013.

During the years ended December 31, 2014 and 2013 and through July 28, 2015, we had  no disagreements with De Joya Griffith, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to De Joya's Griffith's, LLC's satisfaction, would have caused them to make reference thereto in their reports on our financial statements for such periods.

During the years ended December 31, 2014 and 2013 and through July 28, 2015, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On July 28, 2015, our Board of Directors approved the appointment of and engaged RBSM, LLP, 2580 Anthem Village Dr., Henderson, Nevada 89052, as our independent registered public accounting firm. During the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither we  nor anyone on our  behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on  our  financial statements; or (2) any matter regarding us  that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

INDEX

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2015.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2015 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

●     Insufficient controls on the monitoring of cash sales and deposits.

As a result of the re-audit of our 2014 financial statements we corrected an error related to the valuation of the accounting for and disclosure of the fair value of common stock issued for the conversion of debt. This resulted in the restatement of the Company's 2014 Consolidated Financial Statements; and

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management's report in this annual report.

INDEX

 Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Name	Age	Position & Offices Held

Barry Hall	67	Executive Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer
Denis Betsi	37	Chief Technology Officer and Director
Juan Hernandez	39	Director

INDEX

Biographies of Directors/Officers

Mr. Barry Hall, Executive Chairman of the Board of Directors and Chief Financial Officer

Mr. Hall was appointed to our Board of Directors as Executive Chairman and Chief Financial Officer on January 28, 2014 and was appointed Chief Executive Officer on May 15, 2015. Mr. Hall concurrently serves as the President of Carlaris LV Inc. (Carlaris), which provides consulting services to the Company pursuant to a consulting agreement between Carlaris and the Company, dated December 1, 2015. Since July 2007 Hall has served as President of Carlaris and its predecessor company Carlaris, Inc., which provides management and consulting services.

Prior to the formation of Carlaris, Hall had various management roles including Chairman and Chief Executive Officer of CalAmp Corp. (symbol: CAMP), Chief Financial Officer of EarthLink, Inc. (symbol: ELNK), Chief Financial Officer of Styleclick, Inc., Chief Financial Officer of L.A. Cellular and Chief Financial Officer of Applied Solar Energy Corporation. Early in his career Hall worked as a Certified Public Accountant and audit manager for Arthur Young & Company where he managed the audits of a variety of companies in the high-tech, financial services and restaurant industries.

Mr. Hall concurrently serves as the President of Carlaris LV, Inc. that provides consulting services to the Company pursuant to a new consulting agreement between Carlaris and EZJR, dated December 1, 2015.

Hall holds an MBA and a BA in Mathematics, both earned at San Diego State University.

Mr. Denis Betsi, Chief Technology Officer

Mr. Betsi was appointed to our Board of Directors on May 24, 2014. On December 23, 2014, he was appointed as our Chief Technology Officer. Mr. Betsi has 18-years of experience in high-tech, marketing industry, data analytics and business intelligence. He has served as a Chief Executive Office, President or Chief Technical officer for a variety of privately high tech, nutraceutical and Internet marketing companies. For the past 18-years, Mr. Betsi has worked to create a payment-processingplatform, which has processed well over one billion dollars in direct & Internet marketing transactions. He has also been involved in multiple product launches in different niches and different countries and languages and has been instrumental in building the technological backbone of these launches.

Mr. Betsi's first IT startup was at the age of 19 and has since provided a wide range of services including consulting in the field of data analytics, business intelligence, customer satisfaction and retention programs as well as developing a complete eCommerce Software, Shopping cart solutions and Customer Relationship Management platform as well as being the CTO for 2 affiliate networks.

Mr. Betsi concurrently serves as the President of Into Sales, Inc., a position he has held since 2009.  Into Sales, Inc. providesus with consulting services as provided for in a December 1, 2015 consulting agreement between us and Sales, Inc.  Mr. Betsi has

Mr. Juan Hernandez, Director

 Mr. Hernandez was appointed to our Board of Directors on May 24, 2014. Juan Hernández, served at IFXBG as director, in charge of overseeing the process of listing companies in the Frankfurt stock exchange as well as the GXG in London, also on double listings for companies that needed to raise funds on European Markets. He has experience on the process of taking a company public, raising funds and on structuring financial instruments for project financing.

Since, 2011 Mr. Hernández has been a director at Guerrilla Social Media Optimization and is responsible for handling the Internet marketing of several of the public listed companies. Mr. Hernández also held various management positions in companies in the financial, health, telecom and Internet fields. He holds a degree in Systems Engineering from Universidad Metropolitana in Caracas, Venezuela in 2001, then went to live in Spain where he worked at companies such as Telecinco and Telecor.

Involvement in Certain Legal Proceedings.

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our directors or executive officers:

●      any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●      any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●      being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

INDEX

●      being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●      any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

●       Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; and

●      Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Board of Directors

Our board of directors currently consists of members; Mr. Hall, Mr. Betsi and Mr. Hernandez. Our directors serve one-year terms.

Audit Committee

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

●      We have no standing audit, nominating and compensation committees of our Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.  Our Board of Directors does not believe  it is appropriate at the current time to establish such committees and such functions are performed by our Board of Directors as a whole.

●      The members of the Board who act as nominating committee are not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

●      The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

●      The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

●      The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

●      There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

●     The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

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

Code of Ethics

On May 28, 2014, we adopted a Code of Ethics for the Board and any salaried employees, which may be reviewed annually.

INDEX

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

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to us. Section 78.438 of the Nevada law prohibits us from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired our shares, unless the transaction is approved byour Board of Directors. The provisions also prohibit us y from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in ourcontrol.

ITEM 11.   EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by OWR for the last completed fiscal year in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO).
EZJR Summary Compensation Table
Name	Principal Position	Year	Salary	Bonus	Stock Award	All Other Compensation	Total

Barry Hall (1)	Chairman, CEO & CFO	2015	-0-	-0-	-0-	$ 100,000	$ 100,000
	Chairman & CFO	2014	-0-	-0-	-0-	$ 42,000	$ 42,000

Denis Betsi (2)	CTO	2015	-0-	-0-	-0-	$ 211,000	$ 211,000
	CTO	2014	-0-	-0-	-0-	$ 20,000	$ 20,000

(1)    Barry Hall was appointed Executive Chairman and CFO on January 28, 2014 and CEO on May 15, 2015. All Barry Hall's compensation consist of payments for consulting work.

(2)    Denis Betsi was appointed CTO on November 1, 2014. All Denis Betsi's compensation consists of payments for consulting work.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2015.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through December 31, 2015.

 Option Exercises for Fiscal Year-Ending December 31, 2015

There were no options exercised by our named executive officer in fiscal year ending December 31, 2015.

Potential Payments upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officers, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our directors any compensation, for their services as a director, during fiscal years ending December 31, 2015 and 2014.

INDEX

ITEM 12.   SERCURITY OWNERSHIP OF CERTAN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the ownership of our common stock on April 14, 2016 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 32,599,576 shares of common stock outstanding.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage Beneficially Owned

Directors and Executive Officers

Barry Hall, Chairman Chief Executive Officer and Chief Financial Officer 8250 W. Charleston Blvd, Suite 110 Las Vegas, NV 89117	750,000	2.3%

All Directors and Officers as a Group	750,000	2.3%

5% Stockholders

Leader Act LTD HK 3212 East 21st Avenue Vancouver, BC, Canada V5M 2X2	12,600,000	38.6%

Her Holding, Inc. 500 N. Rainbow Blvd., Suite 300 Las Vegas, NV 89107	7,134,839	21.8%

Mark Destefano (3) 8250 W. Charleston Blvd. Suite 120 Las Vegas, NV 89117	4,000,000	12.2%

Brenda and Edward Zimbardi (2) P.O. Box 909 Braselton, GA 30517	2,112,250	6.5%

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
(2)   Edward Zimbardi owns 1,115,000 shares of common stock.  Brenda Zimbardi, Mr. Zimbardi's wife is the beneficial owner who has the ultimate voting control over 6,019,839 shares held in the name of AdMaxOffers.com. We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.
(3)   Mark Destefano owns 1,612,250 shares of common stock and is the beneficial owner who has the ultimate voting control over 500,000 shares held in the name of MQ LLP, of which he is the managing member.

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

INDEX

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE
Advances from Stockholders and Issuance of Common Stock

During the year ended December 31, 2015, the net decrease in the amount of related party receivable was $203,445 from the balance of $292,022 related party receivables outstanding as of December 31, 2014.

During the year ended December 31, 2015, we issued 4,000,000 shares to Her Holding, Inc. in exchange for a reduction in the amount of royalty to be paid under the Marketing and Selling Agreement.
Mr. Denis Betsi, our Chief Technology Officer/Director provides us with consulting services through a company called Into Sales, Inc., of which he is the President.  During the year ended December 31, 2015 we paid Into Sales, Inc. $211,000 for such services.

Board of Directors Independence
The OTC Bulletin Board, on which the Company's common stock is currently traded, does not have a requirement that a majority of the Board of Directors be independent or separate independence determination requirements. The Company has one director who is not deemed to be independent.
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
 On July 28, 2015 (the "Engagement Date"), our Board of Directors approved the appointment of and engaged RBSM LLP, 2580 Anthem Village Dr., Henderson, Nevada 89052, as our independent registered public accounting firm.  As noted above, RBSM, replaced De Joya Griffith, LLC.

The aggregate fees billed to us or incurred by us to RBSM, LLP for the year ended December 31, 2015 and De Joya Griffith, LLC for the year ended December 31, 2014 are as follows:

	For Year Ended December 31, 2015	For Year Ended December 31, 2014

(1) Audit Fees (1)	$20,210	$48,500
(2) Audit-Related Fees	$-0-	$-0-
(3) Tax Fees	$-0-	$-0-

(1)     Audit Fees include fees billed and expected to be billed for services performed as of December 31, 2015 to comply with Generally Accepted Auditing Principles (GAAP), including the recurring audit of our financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore, our CEO pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (I) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal period ending December, 31, 2015, all fees paid to RBSM, LLP were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

For the years ended December 31, 2015 and 2014, there were no fees billed for professional services rendered by the Company's independent auditors for audit-related fees, which include assistance with responding to SEC comment letters, consents, and procedures performed relating to potential acquisitions.

Tax Fees

For the years ended December 31, 2015 and 2014, there were no fees billed for the preparation of corporate tax returns.

INDEX

PART IV

ITEM 15.   EXHIBITS.

Exhibit No.	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date

10.10	Settlement Agreement for the Divestiture of Wholly-owned Subsidiaries		8-K	12/31/15	10.10	05/15/15

10.11	Modification of Marketing and Selling Agreement with Her Holding, Inc.		8-K	12/31/15	10.11	08/28/15

31.1	Certification of Principal Executive Officer and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

INDEX

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EZJR, INC.

Date: April 14, 2016	/s/ Barry Hall
Name: Barry Hall
Title: Executive Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 14, 2016	/s/ Denis Betsi
Name: Denis Betsi
Title: Director and Chief Technology Officer

Date: April 14, 2016	/s/ Juan Hernandez
Name: Juan Hernandez
Title: Director

INDEX

EZJR, Inc.

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EZJR, Inc.

We have audited the accompanying consolidated balance sheets of EZJR, Inc.and subsidiaries ("the Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZJR, Inc.and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2014 financial statements to correct an error.

/s/ RBSM LLP
      RBSM LLP

Henderson, Nevada
April 13, 2016

INDEX

EZJR, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
		(restated)
ASSETS

Current assets
Cash	$449,675	$280,904
Receivables	64,940	3,588
Related party receivables	88,577	292,022
Inventories	1,767,832	838,463
Prepaid maintenance fees - current	31,250	75,000
Other prepaid expenses	52,234	-
Deposits	17,780	46,379
Current assets held for sale	-	32,681
Total current assets	2,472,288	1,569,037

Furniture, equipment and software, net	307,156	309,167
Intangible asset, net	1,879,111	-
Prepaid maintenance fees - non current	-	31,250
Non-current assets held for sale	-	12,442
Total assets	$4,658,555	$1,921,896

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$483,155	$177,374
Secured promissory note payable - related party	-	700,000
Income tax liability	345,376	-
Notes payable	21,903	25,000
Current liabilities held for sale	-	936,715
Total current liabilities	850,434	1,839,089

Total liabilities	850,434	1,839,089

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value,
70,000,000 shares authorized, 32,599,576
and 29,249,576 shares issued and outstanding
as of December 31, 2015 and December 31, 2014,
respectively	32,600	29,250
Additional paid-in capital	18,135,737	16,361,587
Accumulated deficit	(14,360,216)	(16,308,030)
Total stockholders' equity	3,808,121	82,807
Total liabilities and stockholders' equity	$4,658,555	$1,921,896

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

EZJR, Inc.
Consolidated Income Statements

	For the Years Ended
	December 31,
	2015	2014
		(restated)

Revenues
Product sales	$13,287,173	$1,930,192
Service revenue	-	500,000
Total revenues	13,287,173	2,430,192

Cost of revenues
Cost of products sold	6,706,425	1,102,560
Cost of service revenue	-	130,562
Total cost of revenues	6,706,425	1,233,122

Gross profit	6,580,748	1,197,070

Operating expenses
Royalties	1,259,990	201,369
Selling expense	3,767,959	265,885
General and administrative expense	632,305	122,630
Total operating expenses	5,660,254	589,884

Income from operations	920,494	607,186

Other income (expense)
Gain on sale of subsidiaries	1,415,444	-
Gain on debt settlement	11,405	-
Forgiveness of penalty	60,000	-
Interest expense	(17,549)	(26,938)
Total other income (expense)	1,469,300	(26,938)
Income from continuing operations before provision for income taxes	2,389,794	580,248

Provision for income taxes	(345,376)	-

Income from continuing operations after provision for income taxes	2,044,418	580,248

Loss from discontinued operations	(96,604)	(575,731)
Net income	$1,947,814	$4,517

Basic income (loss) per share
Continuing operations	$0.07	$0.02
Discontinued operations	$(0.00)	$(0.02)
Net basic earnings per share	$0.06	$0.00

Diluted income (loss) per share
Continuing operations	$0.07	$0.02
Discontinued operations	$(0.00)	$(0.02)
Net diluted earnings per share	$0.06	$0.00

Weighted average number of common
shares outstanding - basic	30,166,014	24,277,302

Weighted average number of common	30,166,014	24,277,302
shares outstanding - fully diluted

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

EZJR, Inc.
Statement of Stockholders' Equity (Deficit)
Years Ended December 31, 2015 and 2014 (restated)

					Additional		Stockholders'
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

BALANCE, DECEMBER 31, 2013	-	-	13,164,576	$13,165	$15,720,172	$(16,312,547)	$(579,210)

Issuance of common stock for acquisition of Leading Edge Financial, Inc.	-	-	4,585,000	4,585	(4,585)	-	-

Issuance of common stock to settle for $100,000 note
payable and accrued interest.	-	-	500,000	500	107,000	-	107,500

Issuance of common stock for purchase of software and maintenance	-	-	10,000,000	10,000	490,000	-	500,000

Issuance of common stock to settle $50,000 advance from
stockholder	-	-	1,000,000	1,000	49,000	-	50,000

Net income	-	-	-	-	-	4,517	4,517

BALANCE, December 31, 2014	-	-	29,249,576	29,250	16,361,587	(16,308,030)	82,807

Issuance of common stock in exchange for royalty reduction	-	-	4,000,000	4,000	2,196,000	-	2,200,000

Stock received and retired in exchange for common stock of subsidiaries	-	-	(650,000)	(650)	(421,850)	-	(422,500)

Net income	-	-	-	-	-	1,947,814	1,947,814

BALANCE, December 31, 2015	-	-	32,599,576	$32,600	$18,135,737	$(14,360,216)	$3,808,121

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

EZJR, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2015	2014
		(restated)
OPERATING ACTIVITIES
Net income from continuing operations	$2,044,418	$580,248
Adjustments to reconcile net income
to net cash provided by (used by) operating activities:
Depreciation and amortization	400,066	40,833
Non-cash gain on debt settlement	(11,405)	-
Forgiveness of penalty	(60,000)	-
Gain on sale of subsidiaries	(1,415,444)	-
Changes in operating assets and liabilities:
Receivables	(61,353)	(3,588)
Related party receivables	203,445	(292,022)
Inventories	(929,369)	(838,463)
Prepaid maintenance fees	75,000	43,750
Other prepaid expenses	(52,234)	-
Deposits	28,599	(46,379)
Accounts payable and accrued liabilities	381,159	165,875
Income tax liability	345,376	-
Net cash provided by (used in) operating activities	948,258	(349,746)

INVESTING ACTIVITIES
Purchase of fixed assets	(77,168)	-
Net cash used by investing activities	(77,168)	-

FINANCING ACTIVITIES
Issuance of related party secured promossory note for inventory	-	800,000
Repayment on related party secured promissory note	(700,000)	(100,000)
Repayment of note payable	(7,067)	-
Proceeds from sale of common stock	-	100,000
Net cash (used in) provided by financing activities	(707,067)	800,000

CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS

Net cash provided by (used in) operating activities	4,748	(272,342)
Net cash provided by investing activities	-	4,592
Net cash provided by financing activities	-	98,400
Net cash provided by (used in) discontinued operations	4,748	(169,350)

NET CHANGE IN CASH	168,771	280,904

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	280,904	-
END OF PERIOD	$449,675	$280,904

SUPPLEMENTAL DISCLOSURES:
Interest paid	$13,550	$19,465
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares acquired from sale of subsidiaries	$(422,500)	$-
Shares issued in exchange for future royalty reduction	$2,200,000	$
Accrued interest payable with common stock	$-	$7,500
Notes payable satisfied with issuance of common stock	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Notes to the Consolidated Financial Statements

1. Description of the Company

EZJR, Inc., ("the Company" or the "Registrant") was incorporated August 14, 2006 under the laws of the State of Nevada, as IVPSA Corporation ("IVP"). The Company was incorporated as a subsidiary of Eaton Laboratories, Inc., a Nevada corporation.

Corporate Structure and Business

EZJR, is an Internet marketing company headquartered in Las Vegas, Nevada. The Company has one wholly owned subsidiary, Her Marketing Concepts, Inc. ("Her Marketing"), a Nevada Corporation.  The primary purpose of Her Marketing is to purchase various media for customer and lead generation.  Additionally, Her Marketing will act as a conduit for the implementation and management of the Media Investor Purchase Agreement described below.  EZJR's primary business is to improve the sales performance of brands, products and services by way of its proprietary e-commerce platform. The Company's unique methodology minimizes the cost of generating leads and then maximizes the conversion of those leads into customers. After the initial sale, EZJR utilizes a process for monetizing customers to the greatest extent possible through up sales, down sales and cross sales.

Corporate History

On July 25, 2008, EZJR, Inc., a Nevada corporation and IVPSA Corporation, entered into an Acquisition Agreement and Plan of Merger. Immediately upon the effectiveness of the merger, the original EZJR ceased to exist.

In January 2012, EZJR, Inc. ("Company") ("EZJR") entered into a two-step transaction with OwnerWiz Realty Inc. ("OWR"), a privatelyheld Georgia corporation. The first step of the transaction occurred in January 2012, when an entity owned by the shareholders of OWR and parent company of OW Marketing, Inc. ("OWM") acquired seven million five hundred thousand (7,500,000) shares of EZJR, approximately 95.25% of the then outstanding shares of EZJR totaling 7,873,750 shares from then two major shareholders in a private transaction. The second step of the transaction occurred on March 1, 2012, when EZJR, Inc., EZJR Acquisition Corporation ("Sub"), a Nevada corporation and subsidiary of EZJR and OWR, entered into a Share Exchange Agreement and Plan of Merger "Share Exchange" pursuant to which the Sub was merged with and into OWR, with OWR surviving as a wholly-owned subsidiary of the Company. The Company acquired all of the outstanding capital stock of OWR in exchange for issuing 390,000 shares of EZJR common stock, which were issued to two shareholders of OWR. Since the former shareholders of OWR owned over 95% of the outstanding common stock of EZJR upon consummation of the Share Exchange, the transaction was recorded as a reverse merger and resulted in a recapitalization with OWR being the acquirer for accounting purposes. Accordingly, the historical financial statements are those of OWR and have been prepared to give retroactive effect to the reverse acquisition. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

On January 28, 2014, the Company acquired Leading Edge Financial ("LEF"), a private Florida corporation engaged in the business of personal credit management in a stock exchange transaction whereby the Company exchanged 4,585,000 shares of restricted common stock in exchange for 100% of the stock of LEF.

On April 22, 2015,the Company incorporated Her Marketing Concepts, Inc. ("Her Marketing"), a Nevada Corporation, as a whollyowned subsidiary.  The primary purpose of Her Marketing is to purchase various media for customer and lead generation.

On May 15, 2015, the Company entered into an agreement with AdMaxOffers.com LLC ("Admax"), a shareholder and beneficial owner of the Company tosell all of its ownership interest inOWR and LEF in exchange for Admax returning to the Company 650,000 shares of common stock of the Company (valued at $422,500 at the time of the transaction).Pursuant to this divesture transaction, majority of the assets and obligations of OWR, LEF, and OWM are no longer the assets and obligations of the Company.  As part of the sale of these subsidiaries to Admax, Admax agreed to assume the liabilities for all compensation owed to both the former CTO and the then CEO.  In turn, the Company agreed to assume the following liabilities of OWM and LEF:  1) estimated unpaid payroll taxes of $6,665 plus estimated late fees of $1,033; 2) remaining Administrative fees and other fees owed under an Assurance of Voluntary Compliance pursuant to the Fair Business Practice Act with the State of Georgia of approximately $10,000; 3) a customer refund for $1,500; and 4) a $25,000 Note payable plus unpaid interest.  Additionally, the Company agreed to reimburse Edward Zimbardi and Brenda Zimbardi up to $10,000 for legal fees that they may incur to defend against lawsuits related to any legal decisions that they took on behalf of the Company while serving as an officer of the Company or any of its subsidiaries at the time.

During the three months ended June 30, 2015, the Company recognized a gain on the sale of these subsidiaries of $1,415,444.  For the years ended December 31, 2015 and 2014, the operations of OWR, LEF and OWM were accounted for as discontinued operations.

INDEX

EZJR's Business

Agreement with Her Holding, Inc.

As of October 1, 2014, EZJR entered into a Marketing and Selling Agreement (the "Agreement") with Her Imports, LLC ("Her"), aretailer of human hair extensions and related products. Under the agreement EZJR was to custom design Her's eCommerce Websites and generate customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns. Finally, EZJR was to sell Her's products as well as other products to these customers. As part of the Agreement EZJR purchased Her's inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note. It is the Company's intention to enter into similar agreements with other brands and retailers some of who will pay a commission to the Company based on the sales generated.

In addition to EZJR selling the Her products online, Her's products are sold at independent retail store locations. As part of the agreement with Her, EZJR reimburses Her for the expenses of these store locations, employee costs, connectivity expenses and certain other expenses as agreed upon. All retail store sales are made by EZJR and are processed through a Point-of-Sale (POS) system implemented by EZJR. Additionally, EZJR reimburses Her for specific customer service costs, warehousing and fulfillment expenses. Finally, the Company pays Her a 10% royalty on net sales. In return, Her provides the Company assistance in development and sourcing of products, promotion of products, employee training, customer service and high level store management.  On November 14, 2014, the agreement was modified to allow any payments made by the Company on behalf of Her to be offset against any royalty payments.Effective September 1, 2015, the Company issued 4,000,000 shares of restricted common stock valued at $2,200,000 to Her Holding in exchange for a reduction in the royalty to 2.5%.  Additionally, the Company agreed to pay for certain connectivity, telephony and customer services expenses that heretofore were paid by Her.

During the year ended December 31, 2015, sales of Her Import products accounted for all of the Company's revenues and operating profits.

eCommerce Platform

On May 28, 2014, the Company entered into an Asset Purchase Agreement with Leader Act Ltd HK, ("Leader") a private Hong Kong corporation to purchase an eCommerce Platform ("Platform") software program developed and owned by Leader. The platform entails all aspects of interaction that a company has with its customer, whether it is sales or service-related. It also provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agrees to service and maintain the software for a period of two years. Subsequently, Leader will be paid to service and maintain the software. For the Platform and service and maintenance the Company issued to Leader 10,000,000 restricted shares of common stock valued at $0.05 per share. For financial reporting purposes, $350,000 of the purchase price was allocated to the Platform and $150,000 was allocated to the software maintenance agreement, which was booked as a prepaid at the date of the acquisition and is being amortized on a straight-line basis over the two-year term of the agreement.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement ("MIP") with Leader. Under the terms of the MIP Agreement, Leader undertakes the responsibility to provide the investment dollars of the "media purchase" for customer and lead generation and to manage this process. In doing so, Leader will create the offers, spend the funds necessary to purchase various media and manage the overall process. The Company's current on-line offers are focused in the financial services industry, representing credit monitoring and management. Leader is also responsible for graphic design, Website design and various other programming expenses. The net revenue from the media purchase will be shared with each party receiving 50 percent after the deduction of certain costs and expenses including the media purchase, merchant fees, product costs, and affiliate fees. Under the agreement the Company will be responsible for customer service, network costs, accounting and other general and administrative costs. Leader can advance EZJR up to $500,000, which may be converted, into a total of 10,000,000 restricted common shares of EZJR stock at the fixed price of $0.05 per share. Once Leader has acquired the 10,000,000 shares of EZJR stock ownership, the MIP Agreement is no longer in force. Leader had previously advanced the Company the sum of $50,000 for media purchases. On June 26, 2014, these funds were used to purchase 1,000,000 restricted shares of the Company's common stock at $0.05 per share. During the years ended December 31, 2015 and 2014 total net revenues generated under the agreement was $7,595 and $3,798 and was available to Leader to purchase stock. Since September 30, 2014 there has been no activity related to the MIP agreement as the Company has been focusing itsmarketing efforts on the agreement with Her Imports. However, the Company anticipates that the MIP program will be reactivated at some point in the future.

Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.  These reclassifications had no effect on previously reported results of operations.  The Company reclassified certain expense accounts to conform to the currents year's treatment.

INDEX

Restatement

The Company has restated its previously issued 2014 consolidated financial statements for matters related to the following previously reported item: loss on conversion of debt to equity; additional paid-in-capital; accumulated deficit; and the related income tax effects. The accompanying financial statements for 2014 have been restated to reflect the corrections.
The following is a summary of the restatements for 2014:
	As Previously Reported	Restatement	As Restated

BALANCE SHEET
Additional paid-in capital	$17,574,087	$(1,212,500)	$16,361,587
Accumulated deficit	(17,520,530)	1,212,500	(16,308,030)

INCOME STATEMENT
Gain (loss) on debt settlement	(1,212,500)	1,212,500	-
Total other income (expense)	(1,239,438)	1,212,500	(26,938)
Income (loss) from continuing operations before provision for income taxes	(632,252)	1,212,500	580,248
Net income (loss)	(1,207,983)	1,212,500	4,517

STATEMENT OF CASH FLOWS
Net income (loss) from continuing operations	(632,252)	1,212,500	580,248
Non-cash loss on debt settlement	1,212,500	(1,212,500)	-
Net cash provided by operating activities	(349,746)	-	(349,746)

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
Additional paid-in-capital	17,574,087	(1,212,500)	16,361,587
Accumulated deficit	(17,520,530)	1,212,500	(16,308,030)
2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company (a Nevada Corporation) and its whollyowned subsidiary, Her Marketing Concepts, Inc. All significant intercompany transactions have been eliminated in consolidation.

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

Discontinued Operations

As described in Note 1, on May 15, 2015 the Company soldthree whollyowned subsidiaries as part of an exchange of stock.  For financial reporting purposes the sale of these entities is reported as discontinued operations.  As such the assets and liabilities, net of liabilities assumed, of these entities have been classified as assets and liabilities held for sale in accordance with Accounting Standard Codification 205-20 as of December 31, 2014.  Because the transaction is an exchange of stock, the transaction is not taxable in accordance with IRC Section 1031.

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2015 and December 31, 2014, the Company's cash and cash equivalents were on deposit in federallyinsured financial institutions, and at times may exceed federally insured limits.

INDEX

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The Federal Deposit Insurance Corporation (FDIC) insures deposits at the Company's financial institutions.  From time-to-time one or more of the Company's bank accounts may exceed the FDIC insurance limits.

Accounts Receivable

Accounts receivable represent balances related to products sold for which the Company has not received the related funds from various financial institutions as of the reporting period. Interest is not accrued accounts receivable and all receivables are received within one week of the end of the reporting period and, as such, the Company has no allowance for doubtful accounts as of December 31, 2015 and December 31, 2014.

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

The Company did not have any assets measured at fair value on a recurring basis at December 31, 2015 or December 31, 2014.

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

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

Deposits

Deposits consists of the following:

	December 31,	December 31,
	2015	2014

Deposits on Products	$-	$46,379
Security Deposits	17,780	-
Total	$17,780	$46,379

Intangible asset, net

Effective September 1, 2015, the Company issued 4,000,000 shares of restricted common stock valued at $2,200,000 to Her Holding in exchange for a reduction in the royalty to 2.5%.  Additionally, the Company agreed to pay for certain connectivity, telephony and customer service expenses that heretofore were paid by Her.  For financial statement reporting purposes, the value of the stock paid to Her was treated as an intangible asset to be amortized into expense until such time as the reduction in royalties paid totals $2,200,000.  During the year ended December 31, 2015, amortization of the intangible asset was $320,889.  The amount of intangible asset amortized is calculated by taking the difference between the royalty calculation at previous royalty rate of 10% and the new rate of 2.5%.

INDEX

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

Revenue Recognition

Product Sales

The Company, through the Her Imports store locations and its eCommerce Website, www.herimports.com, sells a variety of hair extensions and related products. In the stores, customers pay for the products using either cash, a debit card or a credit card. In the case of cash sales at the store, the store manager makes a nightly deposit of the cash, rounded down to a dollar. For cash sales, the Company recognizes the sale when the deposit is recorded into the Company's account by the bank. For credit card and debit sales, the Company recognizes the sale when the card is charged.

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

Impairment Assessments of Purchased Software

On May 28, 2014, the Company purchased, for restricted shares of common stock, an eCommerce software program. The value of the software is amortized over five years. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. The Company performed this impairment test in the second quarter of 2015. In order to estimate the fair value of long-lived asset, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management's best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to software during the years ended December 31, 2015 and 2014.

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

INDEX

Recent Accounting Pronouncements

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

ASU 2015-05
In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically, about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

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

ASU 2015-02
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE"), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

The Company has evaluated other recent pronouncements and believes that none of them will have a material impact on the Company's financial position, results of operations or cash flows.

3.  Discontinued Operations

On May 15, 2015, the Company completed the sale of all of the issued and outstanding stock of OwnerWiz Realty Inc., OwnerWiz Management, Inc., and Leading Edge Financial, Inc to Admax.com LLC, a shareholder and beneficial owner of the Company in exchange for 650,000 of EZJR common stock. All non-recurring costs associated with these dispositions have been included as discontinued operations in the consolidated financial statements.

The Company's results from discontinued operations are summarized below. These operating results for the years ended December 31, 2015 and 2014 do not necessarily reflect what they would have been had these three previous subsidiaries not been classified as discontinued operations.

	Year Ended
	December 31,	December 31,
	2015	2014

Revenues	$60,955	$1,536,269
Cost of revenues	(5,568)	(193,126)
Commission expenses	(15,464)	(441,164)
Selling expense	(37,835)	(680,225)
General and administrative expenses	(66,892)	(672,714)
Interest expense	(31,800)	(124,771)
Loss from discontinued operations	$(96,604)	$(575,731)

INDEX

The following table shows the carrying amounts of the major classes of assets and liabilities of the discontinued operations at December 30, 2014.

December 31,
2014
Carrying amounts of major classes of assets included as part of discontinued operations
Cash	$4,530
Receivables	26,569
Deposits	1,581
Furniture, equipment and software, net	12,442
Total assets of the disposal group classified as held for sale on the consolidated balance sheet	$45,123

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued liabilities	$716,253
Loan application fee liability	61,870
Related party notes payable	100,000
Related party advances	56,178
Deferred rent	2,413
Total liabilities of the disposal group classified as held for sale on the consolidated balance sheet.	$936,715

During theyear end December 31, 2015 the Company recorded a gain on the sale as follows:

Common stock received and cancelled	$422,500
Liabilities released	1,006,074
Intecompany payables forgiven	8,034
Carrying value of assets sold	(14,878)
Intercompany receivables forgiven	(6,186)
Investment in LEF	(100)
Net gain on sale of subsidiaries	$1,415,444

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2015	2014

Software	$356,005	$350,000
Computers and equipment	38,610	-
Furniture	21,197	-
Leasehold improvements	11,354	-
	427,166	350,000
Accumulated depreciation and amortization	(120,010)	(40,833)
Property and equipment, net	$307,156	$309,167

Depreciation and amortization expense on property, plant and equipment for the years ended December 31, 2015 and 2014 was$79,177 and $40,833, respectively.

INDEX

5. Related Party Transactions

Shareholder Advances

As of December 31, 2014, included in liabilities held for sale were related party advances of $56,178. These advances have no terms and are to be repaid at the discretion of the Company.  As part of the sale of OWM this liability is no longer the responsibility of the Company.

Notes Payable - Related Party

Included in liabilities held for sale is an unsecured promissory note for $100,000 issued to a shareholder on January 29, 2014. The note bears interest at 10% per month in the event that it was not paid by March 29, 2014.Also, included in liabilities held for sale is $140,000 in accrued interest related to the note.As part of the sale of OWM these liabilities are no longer the responsibility of the Company.

Related Party Accounts Receivable and Payable

As discussed in Note 1 to these financial statements on September 1, 2015, the Company issued 4,000,000 shares of common stock to Her resulting in Her having a 12.3% interest in EZJR.  At December 31, 2015 and 2014, the Company had a receivable balance of $88,577 and $292,022, respectively, from Her related to payments made by the Company and on behalf of Her, partially offset by royalties earned by Her under Marketing and Selling Agreement with Her as described in Note 1 to these financial statements.

Royalty expense

During the years ended December 31, 2015 and 2014, the Company recognized royalty expense payable to Her of $1,259,990 and $201,3960, respectively.  During the year ended December 31, 2015, $320,899 of royalty expense was the amortization of the intangible asset described in Note 2, above.

6. Commitments and Contingencies

Facility Sublease

On April 27, 2015, the Company entered into a one-year sublease agreement effective May 1, 2015 for its corporate office.  Under the terms of the sublease the Company pays $875 per month and is responsible to pay its own expenses for utilities, taxes, insurance and repairs.  Future lease payments related to the Company's office leases as of December 31, 2015 totaled $3,500.

Concentrations

As of December 31, 2015, the Companyhad only eight qualified vendors that provide it with its hair extension products. Quality among these vendors can vary greatly between orders.  Should any of these vendors fail to deliver quality products to the Company on a timely basis, our operations could be adversely affected. The Companyis actively attempting to source additional qualified vendors but there can be no assurance that it will succeed in this effort.
Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.On or about September 5, 2015 the Company received a summons naming it in a civil action against Her Imports, LLC, Her Imports New York, LLC, Her Holding, Inc. and EZJR, Inc. from a former independent contractor of Her Imports, LLC.  The complaint claims unpaid wages and overtime wages in violation of New York Labor Law, among other things.  No specific damages are mentioned in the complaint.  The Company subsequently answered the complaint and denied any wrongdoing as EZJR has no relationship with the contractor, whatsoever.At this point in the litigation it is impracticable to foresee the outcome, however, the Company believes it has meritorious defense and is vigorously defending this litigation.

INDEX

7. Promissory Notes

On October 1, 2013, the Company issued a one-year promissory note for $100,000. Under the terms of the note interest of 5% would be paid on the monthly anniversary of the note. Beginning May 1, 2014, the Company was obligated to pay down the note at an amount of $16,667 each month until the note was fully paid. Collateral for the note was 500,000 shares of the Company's common stock which was held in escrow until the note was fully paid. In the event of default on the note such shares would be issued to the note holder. On March 1, 2014, the Company released the 500,000 shares being held in escrow that were used to secure the $100,000 promissory note in exchange for the note and $7,500 of outstanding interest that was due at the time of the exchange. The difference between the amounts of the promissory note and accrued interest and the fair market value of the stock was recognized as a non-cash interest expense of $1,212,500 during the year ended December 31, 2014.  In retrospect the accounting treatment for was incorrect and has been restated.  The reason for the restatement is that we have now determined that the value of the shares tendered should have been recorded as the amount owed at the time as it was more readily determinable than the closing price of the shares on the settlement date which are thinly traded and, as such, subject to significant price volatility.  The resulting restatement of the 2014 financial statements are as follows:

On January 28, 2014, the Company issued 4,585,000 shares of restricted common stock in exchange for 100% of the stock of Leading Edge Financial, Inc. ("LEF") a Florida Corporation that provides credit management services. Recorded on the books of LEF at the time of the transaction was a promissory note in the amount of $25,000. The note bears interest at 3.0% per month and was due and payable at December 15, 2013. As part of the sale of LEF this promissory note was assumed by the Company.  As of the date of that transaction and these financial statements the note was in default. As such, the note is due and payable on demand.

As discussed in Note 1 to these financial statements, effective October 1, 2014 EZJR entered into a contract with Her Imports, LLC ("Her"), aretailer of human hair extensions and related products. As part of the agreement EZJR purchased Her's inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note (the "Note") of $800,000. This notewas secured with inventory and bears interest at an annual rate of 2.5% above the prime interest rate as published by the Wall St. Journal. Under the terms of the note, the Company was obligated to pay down the note at an amount of $100,000 each month beginning December 1, 2014 plus accrued interest until such time as the note is fully paid. At July 2, 2015 thenote was fully paid.

As discussed in Note 1 to these financial statements,on May 15, 2015, the Company entered into an agreement with AdMaxOffers.com LLC ("Admax"), a shareholder and beneficial owner of the Company to sell all stock inOWR and LEF in exchange for Admax returning to the Company 650,000 shares of common stock of the Company.  As part of the agreement the Company assumed a $25,000 Note payable plus unpaid interest.Through September 30, 2015 unpaid interest on the note was $15,375.  On September 30, 2015, the Company entered into a Settlement Exchange Agreement with the noteholders for a new note with a face value of $30,000 and twelve monthly payments due of $2,500.  Assuming an implied interest rate on the new note of 6.5%, the difference between the payments due and the amount of the previous note plus accrued interest was $10,405 which has been recognized as other income.  As of December 31, 2015, the remaining outstanding balance was $21,903.

8. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. An estimated blended tax rate of 38.25% has been used to calculate the provision for taxes based on income for the year ended December 31, 2015 and 0.0% for the year ended December 31, 2014 due to tax loss carryforwards which were fully utilized in 2015.

Significant components of the provision for taxes based on income are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

U.S. Federal	$300,229	$-
U.S. State	45,147	-
Total	345,376	-
Deferred	-	-
Total provision (benefit) for income taxes	$345,376	$-

There were no significant temporary differences that give rise to the deferred tax assets as of December 31, 2015 and 2014.

Tax years that remain open by the Internal Revenue Service and State / Local Governments are 2012 through 2015. Additionally, NOLs from earlier years may be examined when they are utilized, as in 2014 and 2015.

Tax rate reconciliation:

	2015	2014

Federal tax rate	35.00%	0.00%
State taxes, net of benefit	3.25%	0.00%
Effective tax rate	38.25%	0.00%