Form 10-K/A
period 2015-12-31
EZJR, Inc.
filed 2016-04-21
CIK 1402453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The aggregate market value of the voting stock held by non-affiliates amounted to $1,540,095 on December 31, 2015.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 13, 2016, the registrant's outstanding common stock consisted of 32,599,576 shares, $0.001 par value. Authorized – 70,000,000 common shares.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to EZJR, 's Annual Report on Form 10-K for the year ended December 31, 2015 (the "Form 10-K"), as filed with the Securities and Exchange Commission on April 14, 2016, is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-K also updates the Exhibit Index to reflect the furnishing of Exhibits 101.
No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZJR, INC.

Date: April 21, 2016	/s/ Barry Hall
Name: Barry Hall
Title: Executive Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 21, 2016	/s/ Denis Betsi
Name: Denis Betsi
Title: Director and Chief Technology Officer

Date: April 21, 2016	/s/ Juan Hernandez
Name: Juan Hernandez
Title: Director

EZJR, INC.

EXHIBIT INDEX

Exhibit No.	Description

10.10	Settlement Agreement for the Divestiture of Wholly-owned Subsidiaries is incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K filed on April 14, 2016.

10.11	Modification of Marketing and Selling Agreement with Her Holding, Inc. .is incorporated by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K filed on April 14, 2016.

31.1
Certification of Principal Executive Officer and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act is incorporated by reference to Exhibit 31.1 of the Registrant's Annual Report on Form 10-K filed on April 14, 2016.

32.1
 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.is incorporated by reference to Exhibit 32.1 of the Registrant's Annual Report on Form 10-K filed on April 14, 2016.

101.INS †	XBRL Instance Document **

101.SCH †	XBRL Taxonomy Extension Schema Document **

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB †	XBRL Extension Labels Linkbase Document **

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document **
**       Filed herewith.
†         In accordance with SEC rules, this interactive data file is deemed "furnished" and not "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.