Form 10-Q
period 2016-03-31
EZJR, Inc.
filed 2016-05-13
CIK 1402453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number: 000-53810

EZJR, Inc.
(Exact name of registrant as specified in its charter)
Nevada	20-0667864
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8250 W. Charleston Blvd., Suite 110	89117
(Address of principal executive offices)	(Zip Code)

Telephone: 702-544-0195
(Registrant's telephone number, including area code)

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of May 12, 2016, the registrant's outstanding common stock consisted of 32,599,576 shares, $0.001 par value. Authorized – 70,000,000 common shares.

EZJR, Inc.
Index to Form 10-Q
For the Quarterly Period Ended March 31, 2016

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS

EZJR, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS

Current assets
Cash	$478,120	$449,675
Receivables	81,426	64,940
Related party receivables	344,782	88,577
Inventories	1,883,662	1,767,832
Prepaid maintenance fees - current	12,500	31,250
Other prepaid expenses	35,220	52,234
Deposits	306,316	17,780
Total current assets	3,142,026	2,472,288

Furniture, equipment and software, net	291,247	307,156
Intangible asset, net	1,592,615	1,879,111
Total assets	$5,025,888	$4,658,555

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$628,702	$483,155
Income tax liability	433,002	345,376
Notes payable	14,720	21,903
Total current liabilities	1,076,424	850,434

Total liabilities	1,076,424	850,434

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value,
70,000,000 shares authorized, 32,599,576
shares issued and outstanding
as of March 31, 2016 and December 31, 2015,
respectively	32,600	32,600
Additional paid-in capital	18,135,737	18,135,737
Accumulated deficit	(14,218,873)	(14,360,216)
Total stockholders' equity	3,949,464	3,808,121
Total liabilities and stockholders' equity	$5,025,888	$4,658,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EZJR, Inc.
Condensed Consolidated Income Statements
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Product sales	$4,172,312	$2,669,258
Cost of product sold	2,094,898	1,324,253
Gross profit	2,077,414	1,345,005

Operating expenses
Royalties	381,994	250,414
Selling expense	1,246,348	534,946
General and administrative expense	219,786	93,562
Total operating expenses	1,848,128	878,922

Income from operations	229,286	466,083

Other expense
Interest expense	(317)	(9,563)
Total other expense	(317)	(9,563)
Income from continuing operations before provision for income taxes	228,969	456,520

Provision for income taxes	(87,626)	(159,325)
Income from continuing operations after provision for income taxes	141,343	297,195

Loss from discontinued operations	-	(94,191)
Net income	$141,343	$203,004

Basic income (loss) per share
Continuing operations	$0.00	$0.01
Discontinued operations	$-	$(0.00)
Net basic earnings per share	$0.00	$0.01

Diluted income (loss) per share
Continuing operations	$0.00	$0.01
Discontinued operations	$-	$(0.00)
Net diluted earnings per share	$0.00	$0.01

Weighted average number of common
shares outstanding - basic	32,599,567	29,249,576

Weighted average number of common
shares outstanding - fully diluted	32,599,567	29,249,576

The accompanying notes are an integral part of these unauditded consdensed consolidated financial statements.

EZJR, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

OPERATING ACTIVITIES
Net income from continuing operations	$141,343	$203,004
Adjustments to reconcile net income
to net cash provided by (used by) operating activities:
Depreciation and amortization	310,090	36,250
Changes in operating assets and liabilities:
Receivables	(16,486)	173,522
Related party receivables	(256,205)	-
Inventories	(115,830)	(7,918)
Prepaid maintenance fees	18,750	-
Other prepaid expenses	17,014	-
Deposits	(288,536)	(17,955)
Accounts payable and accrued liabilities	145,547	114,096
Income tax liability	87,626	159,325
Net cash provided by operating activities	43,313	660,324

INVESTING ACTIVITIES
Purchase of fixed assets	(7,685)	-
Net cash used by investing activities	(7,685)	-

FINANCING ACTIVITIES
Repayment on related party secured promissory note		(301,000)
Repayment of note payable	(7,183)	-
Net cash used in by financing activities	(7,183)	(301,000)

CASH FLOWS PROVIDED BY DISCONTINUED OPERATIONS

Net cash provided by operating activities	-	98,942
Net cash provided by discontinued operations	-	98,942

NET CHANGE IN CASH	28,445	458,266

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	449,675	280,904
END OF PERIOD	$478,120	$739,170

SUPPLEMENTAL DISCLOSURES:
Interest paid	$317	$7,876
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unauditded condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

1. Description of the Company

EZJR, Inc., ("the Company" or the "Registrant" or "EZJR") was incorporated on August 14, 2006 under the laws of the State of Nevada as IVPSA Corporation ("IVP"). The Company was incorporated as a subsidiary of Eaton Laboratories, Inc., a Nevada corporation.

Corporate Structure and Business

EZJR is an Internet marketing company headquartered in Las Vegas, Nevada. The Company has one wholly owned subsidiary, Her Marketing Concepts, Inc. ("Her Marketing"), a Nevada Corporation.  The primary purpose of Her Marketing is to purchase various media for customer and lead generation.  Additionally, Her Marketing acts as a conduit for the implementation and management of the Media Investor Purchase Agreement described below.  The Company's primary business is to improve the sales performance of brands, products and services by way of its proprietary e-commerce platform. The Company's unique methodology minimizes the cost of generating leads and then maximizes the conversion of those leads into customers. After the initial sale, EZJR utilizes a process for monetizing customers to the greatest extent possible through up sales, down sales and cross sales.

Corporate History

On July 25, 2008, EZJR, a Nevada corporation and IVPSA Corporation, entered into an Acquisition Agreement and Plan of Merger. Immediately upon the effectiveness of the merger, the original EZJR ceased to exist.

In January 2012, the Company entered into a two-step transaction with OwnerWiz Realty Inc. ("OWR"), a privately held Georgia corporation. The first step of the transaction occurred in January 2012, when an entity owned by the shareholders of OWR and parent company of OW Marketing, Inc. ("OWM") acquired seven million five hundred thousand (7,500,000) common stock shares of EZJR, approximately 95.25% of the then outstanding common stock shares of EZJR totaling 7,873,750 shares from the then two major shareholders in a private transaction. The second step of the transaction occurred on March 1, 2012, when the Company, EZJR Acquisition Corporation ("Sub"), a Nevada corporation and subsidiary of the Company and OWR, entered into a Share Exchange Agreement and Plan of Merger "Share Exchange" pursuant to which the Sub was merged with and into OWR, with OWR surviving as a wholly-owned subsidiary of the Company. The Company acquired all of the outstanding capital stock of OWR in exchange for issuing 390,000 shares of the Company's common stock, which were issued to two shareholders of OWR. Since the former shareholders of OWR owned over 95% of the outstanding common stock of the Company upon consummation of the Share Exchange, the transaction was recorded as a reverse merger and resulted in a recapitalization with OWR being the acquirer for accounting purposes.

On January 28, 2014, the Company acquired Leading Edge Financial ("LEF"), a private Florida corporation engaged in the business of personal credit management in a stock exchange transaction whereby the Company exchanged 4,585,000 shares of restricted common stock in exchange for 100% of the stock of LEF.

On April 22, 2015, the Company incorporated Her Marketing Concepts, Inc. ("Her Marketing"), a Nevada Corporation, as a wholly owned subsidiary.  The primary purpose of Her Marketing is to purchase various media for customer and lead generation.

On May 15, 2015, the Company entered into an agreement with AdMaxOffers.com LLC ("Admax"), a shareholder and beneficial owner of the Company to sell all of its ownership interest in OWR and LEF in exchange for Admax returning to the Company 650,000 shares of its common stock (valued at $422,500 at the time of the transaction).  Pursuant to this divesture transaction, the majority of the assets and obligations of OWR, LEF, and OWM are no longer the assets and obligations of the Company.  As part of the sale of these subsidiaries to Admax, Admax agreed to assume the liabilities for all compensation owed to both the Company's former Chief Technology Officer and the then Chief Executive Officer  In turn, the Company agreed to assume the following liabilities of OWM and LEF:  1) estimated unpaid payroll taxes of $6,665 plus estimated late fees of $1,033; 2) remaining administrative fees and other fees owed under an Assurance of Voluntary Compliance pursuant to the Fair Business Practice Act with the State of Georgia of approximately $10,000; 3) a customer refund for $1,500; and 4) a $25,000 note payable plus unpaid interest.  Additionally, the Company agreed to reimburse Edward Zimbardi and Brenda Zimbardi up to $10,000 for legal fees that they may incur to defend against lawsuits related to any legal decisions that they took on behalf of the Company while serving as an officer of the Company or any of its subsidiaries at the time.

For the three months ended March 31, 2015, the operations of OWR, LEF and OWM are accounted for as discontinued operations.

EZJR's Business

Agreement with Her Holding, Inc.

As of October 1, 2014, the Company entered into a Marketing and Selling Agreement (the "Agreement") with Her Imports, LLC ("Her"), aretailer of human hair extensions and related products. Under the agreement,the Company was to custom design Her's ecommerce Websites and generate customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns. Finally, the Company was to sell Her's products as well as other products to these customers. As part of the Agreement, the Company purchased Her's inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note. The Company intends to enter into similar agreements with other brands and retailers some of who will pay a commission to the Company based on the sales generated.

In addition to the Company selling the Her products online, Her's products are sold at independent retail store locations. As part of the agreement with Her, the Company reimburses Her for the expenses of these store locations, employee costs, connectivity expenses and certain other expenses as agreed upon. All retail store sales are made by the Company and are processed through a Point-of-Sale (POS) system implemented by the Company. Additionally, the Company reimburses Her for specific customer service costs, warehousing and fulfillment expenses. Finally, the Company pays Her a 10% royalty on net sales. In return, Her provides the Company with assistance in developing and sourcing of products, promotion of products, employee training, customer service and high level store management.  On November 14, 2014, the agreement was modified to allow any payments made by the Company on behalf of Her to be offset against any royalty payments.  Effective September 1, 2015, the Company issued 4,000,000 shares of restricted common stock valued at $2,200,000 to Her Holding in exchange for a reduction in the royalty cash paymentsto 2.5%.  Additionally, the Company agreed to pay for certain connectivity, telephony and customer services expenses that heretofore were paid by Her.

During the three months ended March 31, 2016 and 2015, sales of Her Import products accounted for substantially all of the Company's revenues and operating profits.

eCommerce Platform

On May 28, 2014, the Company entered into an Asset Purchase Agreement with Leader Act Ltd HK, ("Leader") a private Hong Kong corporation to purchase an ecommerce Platform ("Platform") software program developed and owned by Leader. The Platform entails all aspects of interaction that a company has with its customer, whether it is sales or service-related, provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agrees to service and maintain the software for a period of two years. Subsequently, Leader will be paid to service and maintain the software. For the Platform and service and maintenance, the Company issued Leader 10,000,000 restricted shares of common stock valued at $0.05 per share. For financial reporting purposes, $350,000 of the purchase price was allocated to the Platform and $150,000 was allocated to the software maintenance agreement, which was booked as a prepaid at the date of the acquisition and is being amortized on a straight-line basis over the two-year term of the agreement.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement ("MIP") with Leader. Under the terms of the MIP Agreement, Leader undertakes the responsibility to provide the investment dollars of the "media purchase" for customer and lead generation and to manage this process. In doing so, Leader will create the offers, spend the funds necessary to purchase various media and manage the overall process. The Company's current on-line offers are focused in the financial services industry, representing credit monitoring and management. Leader is also responsible for graphic design, Website design and various other programming expenses. The net revenue from the media purchase will be shared with each party receiving 50 percent after the deduction of certain costs and expenses including the media purchase, merchant fees, product costs, and affiliate fees. Under the agreement the Company will be responsible for customer service, network costs, accounting and other general and administrative costs. Leader can advance the Company up to $500,000, which may be converted, into a total of 10,000,000 restricted common shares of the Company's stock at the fixed price of $0.05 per share. Once Leader has acquired the 10,000,000 shares of the Company's stock ownership, the MIP Agreement is no longer in force. Leader had previously advanced the Company the sum of $50,000 for media purchases. On June 26, 2014, these funds were used to purchase 1,000,000 restricted shares of the Company's common stock at $0.05 per share. Since September 30, 2014 there has been no activity related to the MIP agreement as the Company has been focusing its marketing efforts on the agreement with Her Imports. However, the Company anticipates that the MIP program will be reactivated at some point in the future.

Reclassifications

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation.  These reclassifications had no effect on previously reported results of operations.  The Company reclassified certain expense accounts to conform to the currents year's treatment.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company (a Nevada Corporation) and its whollyowned subsidiary, Her Marketing Concepts, Inc. All significant intercompany transactions have been eliminated in consolidation.

Basis of Presentation of theCondensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America ("GAAP") for interim financial information as contained in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by the US GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The condensed consolidated balance sheet as of December 31, 2015 contained herein has been derived from the audited consolidated financial statements as of December 31, 2015, but do not include all disclosures required by the US GAAP.

Use of Estimates

The preparation of condensed consolidatedfinancial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Management uses its historical records and knowledge of its business in making estimates.  Accordingly, actual results could differ from those estimates.

Discontinued Operations

As described in Note 1, above, on May 15, 2015 the Company soldthree whollyowned subsidiaries as part of an exchange of stock.  For financial reporting purposes the sale of these entities is reported as discontinued operations for the three months ended March 31, 2015.

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2016 and December 31, 2015, the Company's cash and cash equivalents were on deposit in federallyinsured financial institutions, and at times may exceed federally insured limits.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The Federal Deposit Insurance Corporation (FDIC) insures deposits up to $250,000 for any single account at the Company's financial institutions.  From time-to-time one or more of the Company's bank accounts may exceed the FDIC insurance limits.

Accounts Receivable

Accounts receivable represent balances related to products sold for which the Company had not received the related funds from various financial institutions as of the reporting period. Interest is not accrued on accounts receivable and all receivables were received within one week of the end of the reporting period and, as such, the Company has no allowance for doubtful accounts as of March 31, 2016 and December 31, 2015.

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

The Company did not have any assets measured at fair value on a recurring basis at March 31, 2016 or December 31, 2015.

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

Deposits

Deposits consists of the following:

	March 31,	December 31,
	2016	2015

Deposits on Products	$284,888	$-
Security Deposits	21,428	17,780
Total	$306,316	$17,780

Intangible asset, net

Effective September 1, 2015, the Company issued 4,000,000 shares of restricted common stock valued at $2,200,000 to Her Holding in exchange for a reduction in the royalty cash payments to 2.5%.  Additionally, the Company agreed to pay for certain connectivity, telephony and customer service expenses that heretofore were paid by Her.  For financial statement reporting purposes, the value of the stock paid to Her was treated as an intangible asset to be amortized into expense until such time as the reduction in royalties paid totals $2,200,000.  During the three months ended March 31, 2016, amortization of the intangible asset was $286,496.  The amount of intangible asset amortized is calculated by taking the difference between the royalty calculation at previous royalty rate of 10% and the new rate of 2.5%.

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

Impairment Assessments of Purchased Software

On May 28, 2014, the Company purchased, for restricted shares of common stock, an eCommerce software program. The value of the software is amortized over five years. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. In order to estimate the fair value of long-lived asset, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management's best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to software during the periods ended March 31, 2016 and March 31, 2015.

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

Earnings per Share

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

3.  Discontinued Operations

On May 15, 2015, the Company completed the sale of all of the issued and outstanding stock of OwnerWiz Realty Inc., OwnerWiz Management, Inc., and Leading Edge Financial, Inc to Admax.com LLC, a shareholder and beneficial owner of the Company in exchange for 650,000common stock shares of the Company. All non-recurring costs associated with these dispositions have been included as discontinued operations in the condensed consolidated financial statements.

The Company's results from discontinued operations are summarized below. These operating results for the three month ended March 31, 2015 do not necessarily reflect what they would have been had these three previous subsidiaries not been classified as discontinued operations.

Three Months Ended
March 31, 2015

Product sales	$57,500
Referral fees	5,875
Cost of products sold	(5,568)
Commission expense	(15,464)
Selling expense	(37,835)
General and administrative expenses	(66,899)
Interest expense	(31,800)
Loss from discontinued operations	$(94,191)

4. Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2016	2015

Software	$359,315	$356,005
Computers and equipment	41,393	38,610
Furniture	22,350	21,197
Leasehold improvements	11,793	11,354
	434,851	427,166
Accumulated depreciation and amortization	(143,604)	(120,010)
Property and equipment, net	$291,247	$307,156

Depreciation and amortization expense on property, plant and equipment for the three months ended March 31, 2016 and 2015 was $23,594and $17,500, respectively.

5. Related Party Transactions

Shareholder Advances

Related Party Accounts Receivable and Payable

As discussed in Note 1, above, on September 1, 2015, the Company issued 4,000,000 shares of common stock to Her resulting in Her having a 12.2% interest in EZJR.  At March 31, 2016 and December 31, 2015, the Company had a receivable balance of $344,782and $88,577, respectively, from Her related to payments made by the Company and on behalf of Her, partially offset by royalties earned by Her under Marketing and Selling Agreement with Her also described in Note 1.

Royalty expense

During the three months ended March 31, 2016 and 2015, the Company recognized royalty expense payable to Her of $381,994 and $250,414, respectively.  During the three months ended March 31, 2016, $286,496 of royalty expense was the amortization of the intangible asset described in Note 2, above.

6. Commitments and Contingencies

Facility Sublease

On April 27, 2015, the Company renewed for two years its sublease agreement, effective May 1, 2015, for its corporate office.  Under the terms of the sublease the Company pays $925 per month and is responsible to pay its own expenses for utilities, taxes, insurance and repairs.  Future lease payments related to the Company's office leases as of March 31, 2016are as follows:

Year	Amount
2016	$8,275
2017	11,100
2018	3,700
Total	$23,075

Concentrations

As of March 31, 2016, the Companyhad only eight qualified vendors that provide it with its hair extension products. Quality among these vendors can vary greatly between orders.  Should any of these vendors fail to deliver quality products to the Company on a timely basis, our operations could be adversely affected. The Companyis actively attempting to source additional qualified vendors but there can be no assurance that it will succeed in this effort.
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

7. Promissory Notes

As discussed in Note 1, above,on May 15, 2015, the Company entered into an agreement with AdMaxOffers.com LLC ("Admax"), a shareholder and beneficial owner of the Company to sell all stock inOWR and LEF in exchange for Admax returning to the Company 650,000 shares of common stock of the Company.  As part of the agreement the Company assumed a $25,000 Note payable plus unpaid interest.Through September 30, 2015 unpaid interest on the note was $15,375.  On September 30, 2015, the Company entered into a Settlement Exchange Agreement with the noteholders for a new note with a face value of $30,000 and twelve monthly payments due of $2,500.  Assuming an implied interest rate on the new note of 6.5%, the difference between the payments due and the amount of the previous note plus accrued interest was $10,405 which has been recognized as other income at the time of the settlement.  As of March 31, 2016, the remaining outstanding balance was $14,720.

8. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. An estimated blended tax rate of 38.25% has been used to calculate the provision for taxes based on income for the three months ended March 31, 2016 and 35% for the three months ended March 31, 2015.  For financial reporting purposes the provision for income taxes is based on pre-tax income of $228,969 and $456,520 for the three months ended March 31, 2016 and 2015, respectively, andconsisted of the following:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015

U.S. Federal	$76,178	$159,325
U.S. State	11,448	-
Total	87,626	159,325
Deferred	-	-
Total provision for income taxes	$87,626	$159,325

EZJR, Inc. is referred to herein as "we", "our" or "us".
ITEM 2. – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates.
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

The following discussion and analysis compares our results of operations for the three months ended March 31, 2016and 2015. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and our Form 10-K filed with the Securities and Exchange Commission on April 14, 2016.

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

Business Organization and Overview

We were incorporated in Nevada on August 14, 2006 as IVPSA Corporation ("IVP").  We were incorporated as a subsidiary of Eaton Laboratories, Inc., a Nevada corporation.Our one wholly owned subsidiary, Her Marketing Concepts, Inc. ("Her Marketing"), is a Nevada Corporation. We are an Internet marketing company headquartered in Las Vegas, Nevada.Her Marketing purchases various media for customer and lead generation and acts as a conduit for the implementation and management of our Media Investor Purchase Agreement described in Note to 1 to our financial statements for the financial quarter ending March 31, 2016.

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

Results of Operations

As discussed in Note 3 (Discontinued Operations) to our financial statements for the three months ending March 31, 2016, we divested our three wholly owned subsidiaries, Owner Wiz Realty, Inc. ("OWR"), OwnerWiz Management, Inc. ("OWM") and Leading Edge Financial, Inc. ("LEF") in the second quarter of 2015.  Prior to that, we had substantially curtailed the operations of those subsidiaries.  For financial reporting purposes the financial positions and operations of OWR, OWM and LEF are treated as discontinued operations for the three months ended March 31, 2015 and are not included in the discussion of comparative results, below.

Discussion of three months ended March 31, 2016 and 2015

Product Sales

Product sales for the three months ended March 31, 2016 were $4,172,312 representing an 56.3% increase from revenues of $2,669,258 for the three month ended March 31, 2015.  These sales were derived primarily from the sale of human hair extensions and related hair care products under the brand "Her Imports".  These sales are made either on-line or at Her Import retail locations. The revenue increase was primarily attributable to an expansion of retail locations and our offering of financing for the purchase of our products at these locations. Another contributing factor was increased growth of online sales and accessory products sales that were not offered in 2015.

Cost of Products Sold

Cost of products sold for the three months ended March 31, 2016 were $2,094,898 representing a 58.2% increase from revenues of $1,324,253 for the three months ended March 31, 2015.  This resulted in a decrease in our gross margin by 0.6% from 50.4% for the three months ended March 31, 2015 to 49.8% for the three months ended March 31, 2016.  The decrease in gross margin was attributable to increased shipping costs partially offset by direct margins on sales.

Operating Expenses

Operating expenses consist of royalty expense, selling expense and general and administrative expense.  Total operating expenses for the three-month ended March 31, 2016 was $1,848,128 representing a 110.3% increase from operating expenses of $878,922 for the three months ended March 31, 2015.  This increase was primarily attributable to an increase in selling expenses of $711,402 or 133.0% for the three months ended March 31, 2016 when compared to the same 2015 period.  The increase in selling expense was attributable toan increase in advertising to establish the Her Imports brand, increased Website development/hosting and increased expenses related to retail operations expansion.  Royalty expense increasedby 52.5% from $250,414 for the three months ended March 31, 2015 to $381,994 for the comparable 2015 period. This increase was consistent with the increase in sales described above  calculated according to the terms of the Selling and Marketing Agreement with Her.  Finally, general and administrative expense for the three months ended March 31, 2016 was $219,786, representing an increase of $134.9% from $93,562 for the same period in 2015.  This increase was primarily the result of an increase in legal and professional fees and to a lesser extent the customer services expense for the three months ended March 31, 2016, which were not incurred in 2015 since they were then Her's responsibility.

Operating Profit

As a result of the foregoing, we achieved an operating profit of $229,286 for the three month ended March 31, 2016 representing a 50.8% decrease or $236,797 from $466,083 for the three months ended March 31, 2015.

Other expenses

For the three months ended March 31, 2016, other expenses of $317consisted of promissory note interest expense compared to interest expense for the three month ended March 31, 2015 of $9,563 related to two promissory notes.  During 2015, the promissory note to Her was paid; as such there was no interest related to this note for the three months ended March 31, 2016.

Provision for income taxes

For the three months ended March 31, 2016, we booked a provision for income tax of $87,626 compared to $159,325 for the three months ended March 31, 2015.  These provisions are based on estimated income for the entire year net of a loss carryforwardwhich was fully utilized in 2015.

Loss from discontinued operations

Loss from discontinued operations for the three months ended March 31, 2015 was $94,191. The table below reconciles the loss from discontinued operations.

Three Months Ended
March 31, 2015

Product sales	$57,500
Referral fees	5,875
Cost of products sold	(5,568)
Commission expense	(15,464)
Selling expense	(37,835)
General and administrative expenses	(66,899)
Interest expense	(31,800)
Loss from discontinued operations	$(94,191)

Net income

As a result of the foregoing, net income for the three months ended March 31, 2016 was $141,343 compared to net income of $203,004 for the three months ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2016, we had $478,120 in cash and cash equivalents, receivables of $426,208 and total current assets of $3,142,026. Also included in current assets are inventory and deposits on inventory of 2,189,978.  At the same date, we had total current liabilities of $1,076,424, includingaccounts payable and accrued liabilities of $628,702, a promissory note payable of $14,720 and income tax liability of $433,002.  The sole source of cash is operating activities.  Our primary use of cash is the purchase of inventory or deposits on inventory. We anticipate that inventory and deposits on inventory will continue to increase as our sales grow.  We currently plan to fund our growth through earnings, however, we may enter into loans to help fund operational growth.
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

Recent Pronouncements

Our  management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on our  financial position and results of operations.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, who is also a member of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on such evaluation, the Chief Executive Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective.  Our disclosure controls and procedures were not effective at the reasonable assurance level due to the "material weaknesses" described below:

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standards) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2016.  Management evaluated the impact of our failure to have adequate written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.  We do not have a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2016.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three months ended March 31, 2016. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Plan to Remediate Material Weaknesses

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

On or about September 5, 2015, in the United States District Court for the Eastern District of NewYork, we were named as a defendant   in a civil action against Her Imports, LLC, Her Imports New York, LLC, Her Holding, Inc. by the plaintiff, a former independent contractor of Her Imports, LLC.  The complaint's primary allegation involves unpaid wages and overtime wages in violation of New York Labor Law.   No specific damages are sought in the complaint.  We answered the complaint and have denied any wrongdoing since we had no relationship with the contractor whatsoever. We believe that we have meritorious defenses and we will vigorouslydefend his litigation.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, we are not required to provide to information otherwise required by this item; however,  you may review risk factors contained in our Form 10-K for the fiscal year ending December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective September 1, 2015, we issued 4,000,000 shares of restricted common stock valued at $2,200,000 to Her Holdings, Inc. in exchange for a reduction in the royalty to be paid to Her Holdings, Inc. from 10% of sales to 2.5%.  This issuance was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(1) Condensed Consolidated Balance Sheets at March 31, 2016, and December 31, 2015 (unaudited)

(2) Consolidated Condensed Consolidated Income Statements of for the three-month periods ended March 31, 2016 and March 31, 2015 (unaudited).

(3) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2016 and March 31, 2015 (unaudited).

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

Date: May 13, 2016

/s/ Barry Hall
Name: Barry Hall
Title: Executive Chairman and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)