Form 10-Q
period 2016-06-30
EZJR, Inc.
filed 2016-08-12
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

As of August 12, 2016, the registrant’s outstanding common stock consisted of 32,599,576 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

EZJR, Inc.

Index to Form 10-Q

For the Quarterly Period Ended June, 2016

PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

EZJR, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS

Current assets
Cash	$235,635	$449,675
Receivables	58,714	64,940
Related party receivables	292,610	88,577
Inventories	2,456,371	1,767,832
Prepaid maintenance fees	-	31,250
Other prepaid expenses	69,147	52,234
Deposits	94,485	17,780
Total current assets	3,206,962	2,472,288

Furniture, equipment and software, net	275,091	307,156
Intangible asset, net	1,333,868	1,879,111
Total assets	$4,815,921	$4,658,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$721,448	$483,155
Income tax liability	320,012	345,376
Notes payable	7,406	21,903
Total current liabilities	1,048,866	850,434

Total liabilities	1,048,866	850,434

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized, 32,599,576 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	32,600	32,600
Additional paid-in capital	18,135,737	18,135,737
Accumulated deficit	(14,401,282)	(14,360,216)
Total stockholders’ equity	3,767,055	3,808,121
Total liabilities and stockholders’ equity	$4,815,921	$4,658,555

See accompanying notes to these unaudited condensed consolidated financial statements.

EZJR, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Product sales	$3,426,813	$3,533,531	$7,599,124	$6,202,789
Cost of product sold	1,934,811	1,775,160	4,029,709	3,099,413
Gross profit	1,492,002	1,758,371	3,569,415	3,103,376

Operating expenses
Royalties	344,997	343,797	726,991	594,211
Selling expense	1,197,708	772,788	2,444,056	1,307,734
General and administrative expense	244,577	108,791	464,362	202,353
Total operating expenses	1,787,282	1,225,376	3,635,409	2,104,298

Income (loss) from operations	(295,280)	532,995	(65,994)	999,078

Other Income (expense)
Gain on sale of subsidiaries	0.00	1,414,804	0.00	1,414,804
Interest income	68	0.00	68	-
Interest expense	(187)	(5,299)	(504)	(14,862)
Total other income (expense)	(119)	1,409,505	(436)	1,399,942
Income (loss) from continuing operations before benefit (provision) for income taxes	(295,399)	1,942,500	(66,430)	2,399,020

Benefit (provision) for income taxes	112,990	(188,857)	25,364	(348,182)
Income (loss) from continuing operations after provision for income taxes	(182,409)	1,753,643	(41,066)	2,050,838

Loss from discontinued operations	0.00	(2,413)	0.00	(96,604)
Net income (loss)	$(182,409)	$1,751,230	$(41,066)	$1,954,234

Basic income (loss) per share
Continuing operations	$(0.01)	$0.06	$(0.00)	$0.07
Discontinued operations	$0.00	$(0.00)	$-	$(0.00)
Net basic earnings (loss) per share	$(0.01)	$0.06	$(0.00)	$0.07

Diluted income (loss) per share
Continuing operations	$(0.01)	$0.06	$(0.00)	$0.07
Discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)
Net diluted earnings (loss) per share	$(0.01)	$0.06	$(0.00)	$0.07

Weighted average number of common shares outstanding - basic	32,599,567	28,921,005	32,599,567	29,084,383

Weighted average number of common shares outstanding - fully diluted	32,599,567	28,921,005	32,599,567	29,084,383

See accompanying notes to these unaudited condensed consolidated financial statements.

EZJR, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(41,066)	$2,050,838
Adjustments to reconcile net (loss) income to net cash provided by (used by) operating activities:
Depreciation and amortization	593,434	36,136
Gain on sale of subsidiaries	-	(1,414,804)
Changes in operating assets and liabilities:
Receivables	6,226	238,506
Related party receivables	(204,033)	-
Inventories	(688,539)	(503,870)
Prepaid maintenance fees	31,250	37,500
Other prepaid expenses	(16,913)	(67,931)
Deposits	(76,705)	(110,606)
Accounts payable and accrued liabilities	238,293	306,746
Income tax liability	(25,364)	348,182
Net cash provided by (used by) operating activities	(183,417)	920,697

INVESTING ACTIVITIES
Purchase of fixed assets	(16,126)	(34,848)
Net cash used by investing activities	(16,126)	(34,848)

FINANCING ACTIVITIES
Repayment on related party secured promissory note	-	(600,000)
Repayment of note payable	(14,497)	-
Net cash used in by financing activities	(14,497)	(600,000)

CASH FLOWS PROVIDED BY DISCONTINUED OPERATIONS

Net cash provided by operating activities	-	4,748
Net cash provided by discontinued operations	-	4,748

NET CHANGE IN CASH	(214,040)	290,597

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	449,675	280,904
END OF PERIOD	$235,635	$571,501

SUPPLEMENTAL DISCLOSURES:
Interest paid	$504	$12,678
Income taxes paid	$-	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

1. Description of the Company

EZJR, Inc., (“the Company” or the “Registrant” or “EZJR”) was incorporated on August 14, 2006 under the laws of the State of Nevada as IVPSA Corporation (“IVP”). The Company was incorporated as a subsidiary of Eaton Laboratories, Inc., a Nevada corporation.

Corporate Structure and Business

EZJR is an Internet marketing company headquartered in Las Vegas, Nevada. The Company has one wholly owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation. The primary purpose of Her Marketing is to purchase various media for customer and lead generation. Additionally, Her Marketing acts as a conduit for the implementation and management of the Media Investor Purchase Agreement described below. The Company’s primary business is to improve the sales performance of brands, products and services by way of its proprietary e-commerce platform. The Company’s unique methodology minimizes the cost of generating leads and then maximizes the conversion of those leads into customers. After the initial sale, EZJR utilizes a process for monetizing customers to the greatest extent possible through up sales, down sales and cross sales.

Corporate History

On July 25, 2008, EZJR, a Nevada corporation and IVPSA Corporation, entered into an Acquisition Agreement and Plan of Merger. Immediately upon the effectiveness of the merger, the original EZJR ceased to exist.

In January 2012, the Company entered into a two-step transaction with OwnerWiz Realty Inc. (“OWR”), a privately held Georgia corporation. The first step of the transaction occurred in January 2012, when an entity owned by the shareholders of OWR and parent company of OW Marketing, Inc. (“OWM”) acquired seven million five hundred thousand (7,500,000) restricted common stock shares of EZJR, representing approximately 95.25% of the then total outstanding common stock shares of 7,873,750 shares from the then two major shareholders in a private transaction. The second step of the transaction occurred on March 1, 2012, when the Company, EZJR Acquisition Corporation (“Sub”), a Nevada corporation and subsidiary of the Company and OWR, entered into a Share Exchange Agreement and Plan of Merger “Share Exchange” pursuant to which the Sub was merged with and into OWR, with OWR surviving as a wholly-owned subsidiary of the Company. The Company acquired all of the outstanding capital stock of OWR in exchange for issuing restricted 390,000 shares of the Company’s common stock, which were issued to two shareholders of OWR. Since the former shareholders of OWR owned over 95% of the outstanding common stock of the Company upon consummation of the Share Exchange, the transaction was recorded as a reverse merger and resulted in a recapitalization with OWR being the acquirer for accounting purposes.

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

On May 15, 2015, the Company entered into an agreement with AdMaxOffers.com LLC (“Admax”), a shareholder and beneficial owner of the Company to sell all of its ownership interest in OWR and LEF in exchange for Admax returning to the Company 650,000 shares of its common stock (valued at $422,500 at the time of the transaction). Pursuant to this divesture transaction, the majority of the assets and obligations of OWR, LEF, and OWM are no longer the assets and obligations of the Company. As part of the sale of these subsidiaries to Admax, Admax agreed to assume the liabilities for all compensation owed to both the Company’s former Chief Technology Officer and the then Chief Executive Officer. In turn, the Company agreed to assume the following liabilities of OWM and LEF: 1) estimated unpaid payroll taxes of $6,665 plus estimated late fees of $1,033; 2) remaining administrative fees and other fees owed under an Assurance of Voluntary Compliance pursuant to the Fair Business Practice Act with the State of Georgia of approximately $10,000; 3) a customer refund for $1,500; and 4) a $25,000 note payable plus unpaid interest. Additionally, the Company agreed to reimburse Edward Zimbardi and Brenda Zimbardi up to $10,000 for legal fees that they may incur to defend against lawsuits related to any legal decisions that they took on behalf of the Company while serving as an officer of the Company or any of its subsidiaries at the time.

For the three and six months ended June 30, 2015, the operations of OWR, LEF and OWM are accounted for as discontinued operations.

EZJR’s Business

Agreement with Her Holding, Inc.

As of October 1, 2014, the Company entered into a Marketing and Selling Agreement (the “Agreement”) with Her Imports, LLC (“Her”), a retailer of human hair extensions and related products. Under the agreement, the Company was to custom design Her’s ecommerce Websites and generate customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns. Finally, the Company was to sell Her’s products as well as other products to these customers. As part of the Agreement, the Company purchased Her’s inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note. The Company intends to enter into similar agreements with other brands and retailers some of who will pay a commission to the Company based on the sales generated.

In addition to the Company selling the Her products online, Her’s products are sold at independent retail store locations. As part of the agreement with Her, the Company reimburses Her for the expenses of these store locations, employee costs, connectivity expenses and certain other expenses as agreed upon. All retail store sales are made by the Company and are processed through a Point-of-Sale (POS) system implemented by the Company. Additionally, the Company reimburses Her for specific customer service costs, warehousing and fulfillment expenses. Finally, the Company pays Her a 10% royalty on net sales. In return, Her provides the Company with assistance in developing and sourcing of products, promotion of products, employee training, customer service and high level store management. On November 14, 2014, the agreement was modified to allow any payments made by the Company on behalf of Her to be offset against any royalty payments. Effective September 1, 2015, the Company issued 4,000,000 shares of restricted common stock valued at $2,200,000 to Her Holding in exchange for a reduction in the royalty cash payments to 2.5%. Additionally, the Company agreed to pay for certain connectivity, telephony and customer services expenses that heretofore were paid by Her.

During the three and six months ended June 30, 2016 and June 30, 2015, sales of Her Import products accounted for substantially all of the Company’s revenues.

eCommerce Platform

On May 28, 2014, the Company entered into an Asset Purchase Agreement with Leader Act Ltd HK, (“Leader”) a private Hong Kong corporation to purchase an ecommerce Platform (“Platform”) software program developed and owned by Leader. The Platform entails all aspects of interaction that a company has with its customer, whether it is sales or service-related, provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agrees to service and maintain the software for a period of two years. Subsequently, Leader will be paid to service and maintain the software. For the Platform and service and maintenance, the Company issued Leader 10,000,000 restricted shares of common stock valued at $0.05 per share. For financial reporting purposes, $350,000 of the purchase price was allocated to the Platform and $150,000 was allocated to the software maintenance agreement, which was booked as a prepaid at the date of the acquisition and is being amortized on a straight-line basis over the two-year term of the agreement. This agreement has expired and the Company is in the process of negotiating for another two-year period.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement (“MIP”) with Leader. Under the terms of the MIP Agreement, Leader undertakes the responsibility to provide the investment dollars of the “media purchase” for customers and lead generation and to manage this process. In doing so, Leader will create the offers, spend the funds necessary to purchase various media and manage the overall process. The Company’s current on-line offers are focused in the financial services industry, representing credit monitoring and management. Leader is also responsible for graphic design, Website design and various other programming expenses. The net revenue from the media purchase will be shared with each party receiving 50 percent after the deduction of certain costs and expenses including the media purchase, merchant fees, product costs, and affiliate fees. Under the agreement the Company will be responsible for customer service, network costs, accounting and other general and administrative costs. Leader can advance the Company up to $500,000, which may be converted, into a total of 10,000,000 restricted common shares of the Company’s stock at the fixed price of $0.05 per share. Once Leader has acquired the 10,000,000 shares of the Company’s stock ownership, the MIP Agreement is no longer in force. Leader had previously advanced the Company the sum of $50,000 for media purchases. On June 26, 2014, these funds were used to purchase 1,000,000 restricted shares of the Company’s common stock at $0.05 per share. Since September 30, 2014, there has been no activity related to the MIP agreement as the Company has been focusing its marketing efforts on the agreement with Her Imports. However, the Company anticipates that the MIP program will be reactivated at some point in the future.

Reclassifications

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. These reclassifications had no effect on previously reported results of operations. The Company reclassified certain expense accounts to conform to the currents year’s treatment.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company (a Nevada Corporation) and its wholly owned subsidiary, Her Marketing Concepts, Inc. All significant intercompany transactions have been eliminated in consolidation.

Basis of Presentation of the Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by the US GAAP for complete financial statements. The unaudited condensed consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The condensed consolidated balance sheet as of December 31, 2015 contained herein has been derived from the audited consolidated financial statements as of December 31, 2015, but do not include all disclosures required by the US GAAP.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates. Accordingly, actual results could differ from those estimates.

Discontinued Operations

As described in Note 1, above, on May 15, 2015 the Company sold three wholly owned subsidiaries as part of an exchange of stock. For financial reporting purposes the sale of these entities is reported as discontinued operations for the three months and six months ended June 30, 2015.

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2016 and December 31, 2015, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

Concentration of Credit Risk for Cash Deposits at Banks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The Federal Deposit Insurance Corporation (FDIC) insures deposits up to $250,000 for any single account at the Company’s financial institutions. From time-to-time one or more of the Company’s bank accounts may exceed the FDIC insurance limits.

Accounts Receivable

Accounts receivable represent balances related to products sold for which the Company had not received the related funds from various financial institutions as of the reporting period. Interest is not accrued on accounts receivable and all receivables were received within one week of the end of the reporting period and, as such, the Company has no allowance for doubtful accounts as of June 30, 2016 and December 31, 2015.

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

The Company did not have any assets measured at fair value on a recurring basis at June 30, 2016 or December 31, 2015.

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Inventories

Inventory is booked at cost on a FIFO basis. The Company evaluates the carrying value of inventory to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying amounts are written down. In addition, the Company inventory on hand or committed with suppliers, that is not expected to be sold within the next 12 months, is considered as excess and thus appropriate write-downs of the inventory carrying amounts are established through a charge to cost of revenues. Significant reductions in product pricing or changes in technology and/or demand may necessitate additional write-downs of inventory carrying value in the future.

Deposits

Deposits consists of the following:

	June 30, 2016	December 31, 2015
Deposits on Products	$71,085	$-
Security Deposits	23,400	17,780
Total	$94,485	$17,780

Intangible asset, net

Effective September 1, 2015, the Company issued 4,000,000 shares of restricted common stock valued at $2,200,000 to Her Holding in exchange for a reduction in the royalty cash payments to 2.5%. Additionally, the Company agreed to pay for certain connectivity, telephony and customer service expenses that heretofore were paid by Her. For financial statement reporting purposes, the value of the stock paid to Her was treated as an intangible asset to be amortized into expense until such time as the reduction in royalties paid totals $2,200,000. During the three and six months ended June 30, 2016, amortization of the intangible asset was $258,747 and $545,243. The amount of intangible asset amortized is calculated by taking the difference between the royalty calculation at previous royalty rate of 10% and the new rate of 2.5%.

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

Impairment Assessments of Purchased Software

On May 28, 2014, the Company purchased, for restricted shares of common stock, an eCommerce software program. The value of the software is amortized over five years. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. In order to estimate the fair value of long-lived asset, the Company typically makes various assumptions about the future prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to software during the three and six month periods ended June 30, 2016 and June 30, 2015.

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

Recent Accounting Pronouncements

ASU 2015-14

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606).” The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

ASU 2015-11

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out (“LIFO”) method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-05

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” ASU 2015-05 provides guidance regarding the accounting for a customer’s fees paid in a cloud computing arrangement; specifically, about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-03

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-02

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

The Company has evaluated other recent pronouncements and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

3. Discontinued Operations

On May 15, 2015, the Company completed the sale of all of the issued and outstanding stock of OwnerWiz Realty Inc., OwnerWiz Management, Inc., and Leading Edge Financial, Inc. to Admax.com LLC, a shareholder and beneficial owner of the Company in exchange for 650,000 common stock shares of the Company. All non-recurring costs associated with these dispositions have been included as discontinued operations in the condensed consolidated financial statements.

The Company’s results from discontinued operations are summarized below. These operating results for the three and six month ended June 30, 2015 do not necessarily reflect what they would have been had these three previous subsidiaries not been classified as discontinued operations.

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Revenues	$(2,420)	$60,955
Cost of revenues	-	(5,568)
Commission expenses	-	(15,464)
Selling expense	-	(37,835)
General and administrative expenses	7	(66,892)
Interest expense	-	(31,800)
Loss from discontinued operations	$(2,413)	$(96,604)

During the three and six months ended June 30, 2015 the Company recorded a gain on the sale as follows:

Common stock received and cancelled	$422,500
Liabilities sold	1,005,434
Intercompany payables forgiven	8,034
Carrying value of assets sold	(14,878)
Intercompany receivables forgiven	(6,186)
Investment in LEF	(100)
Net gain on sale of subsidiaries	$1,414,804

4. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2016	December 31, 2015
Software	$359,315	$356,005
Computers and equipment	47,019	38,610
Furniture	25,166	21,197
Leasehold improvements	11,793	11,354
	443,293	427,166
Accumulated depreciation and amortization	(168,202)	(120,010)
Property and equipment, net	$275,091	$307,156

Depreciation and amortization expense on property, plant and equipment for the three months ended June 30, 2016 and June 30, 2015 was $24,597 and $18,636, respectively. Depreciation and amortization expense on property, plant and equipment for the six months ended June 30, 2016 and June 30, 2015 was $48,191 and $36,136, respectively.

5. Related Party Transactions

Related Party Accounts Receivable and Payable

As discussed in Note 1, above, on September 1, 2015, the Company issued 4,000,000 shares of common stock to Her resulting in Her having a 12.2% interest in EZJR. At June 30, 2016 and December 31, 2015, the Company had a receivable balance of $292,610 and $88,577, respectively, from Her related to payments made by the Company and on behalf of Her, partially offset by royalties earned by Her under Marketing and Selling Agreement with Her also described in Note 1.

Royalty expense

During the three and six months ended June 30, 2016, the Company recognized royalty expense of $344,997 and $726,991, respectively. During the three and six months ended June 30, 2015, the Company recognized royalty expense of $343,797 and $594,211, respectively. During the three and six months ended June 30, 2016, $258,747 and $545,243, respectively, of royalty expense was the result of the amortization of the intangible asset described in Note 2, above.

6. Commitments and Contingencies

Facility Sublease

On April 27, 2016, the Company renewed for two years its sublease agreement, effective May 1, 2015, for its corporate office. Under the terms of the sublease the Company pays $925 per month and is responsible to pay its own expenses for utilities, taxes, insurance and repairs. Future lease payments related to the Company’s office lease as of June 30, 2016 are as follows:

Year	Amount
2016	$5,550
2017	11,100
2018	3,700
Total	$20,350

Concentrations

As of June 30, 2016, the Company had only eight qualified vendors that provide it with its hair extension products. Quality among these vendors can vary greatly between orders. Should any of these vendors fail to deliver quality products to the Company on a timely basis, our operations could be adversely affected. The Company is actively attempting to source additional qualified vendors but there can be no assurance that it will succeed in this effort.

Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. On or about September 5, 2015 the Company received a summons naming it in a civil action against Her Imports, LLC, Her Imports New York, LLC, Her Holding, Inc. and EZJR, Inc. from a former independent contractor of Her Imports, LLC. The complaint claims unpaid wages and overtime wages in violation of New York Labor Law, among other things. No specific damages are mentioned in the complaint. The Company subsequently answered the complaint and denied any wrongdoing as EZJR has no relationship with the contractor, whatsoever. At this point in the litigation it is impracticable to foresee the outcome, however, the Company believes it has meritorious defense and is vigorously defending this litigation.

7. Promissory Notes

As discussed in Note 1, above, on May 15, 2015, the Company entered into an agreement with AdMaxOffers.com LLC (“Admax”), a shareholder and beneficial owner of the Company to sell all stock in OWR and LEF in exchange for Admax returning to the Company 650,000 shares of common stock of the Company. As part of the agreement the Company assumed a $25,000 Note payable plus unpaid interest. Through September 30, 2015 unpaid interest on the note was $15,375. On September 30, 2015, the Company entered into a Settlement Exchange Agreement with the noteholders for a new note with a face value of $30,000 and twelve monthly payments due of $2,500. Assuming an implied interest rate on the new note of 6.5%, the difference between the payments due and the amount of the previous note plus accrued interest was $10,405 which has been recognized as other income at the time of the settlement. As of June 30, 2016, the remaining outstanding balance was $7,406-.

8. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. An approximate estimated blended tax rate of 38.25% has been used to calculate the provision for taxes based on income for the three and six months ended June 30, 2016 and 35% for the three and six months ended June 30, 2015. For financial reporting purposes the provision for income taxes is based on pre-tax income (loss) of ($295,399) and $532,995 for the three month ended June 30, 2016 and 2015, respectively. For financial reporting purposes the provision for income taxes is based on pre-tax income (loss) of ($66,430) and $999,078 for the six ended June 30, 2016 and 2015, respectively. The provision (benefit) for income taxes for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

U.S. Federal	$98,220	$(188,857)	$22,042	$(348,182)
U.S. State	14,770	-	3,322	-
Total	112,990	(188,857)	25,364	(348,182)
Deferred	-	-	-	-
Total benefit (provision) for income taxes	$112,990	$(188,857)	$25,364	$(348,182)

EZJR, Inc. is referred to herein as “we”, “our” or “us”.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

The following discussion and analysis compares our results of operations for the three and six months ended June 30, 2016 and June 30, 2015. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and our Form 10-K filed with the Securities and Exchange Commission on April 14, 2016.

Risks, Trends and Uncertainties

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and also subject to business trends, risks and uncertainties. The factors impacting these trends, risks and uncertainties include, but are not limited to:

●	Whether we are able to raise additional financing for working capital and product development;

●	Whether we are able to identify Internet marketing approaches;

●	Whether there is a deterioration in general or regional economic, market and political conditions;

●	Whether our accounting policies and methods will require management to make estimates about matters that are inherently uncertain;

●	Whether there are adverse state or federal legislation or regulation that increases compliance costs;

●	Whether we are able to efficiently manage our operations and effectively implement our strategies;

●	Whether we are able to complete against our competitors, many of which have greater operational, financial and human resource resources;

●	Whether any of our competitors deliver customer satisfaction at a higher level than us;

●	Whether we lose any of our (number) qualified venders, which would affect our ability to deliver products to us on a timely basis;

●	Whether any of our competitors deliver greater quality products at comparable prices than we do; and

●	Whether we are able to accurately predict industry and market trends

Business Organization and Overview

We were incorporated in Nevada on August 14, 2006 as IVPSA Corporation (“IVP”). We were incorporated as a subsidiary of Eaton Laboratories, Inc., a Nevada corporation. Our one wholly owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), is a Nevada Corporation. We are an Internet marketing company headquartered in Las Vegas, Nevada. Her Marketing purchases various media for customer and lead generation and acts as a conduit for the implementation and management of our Media Investor Purchase Agreement described in Note 1 to our condensed consolidated financial statements for the three months ended June 30, 2016.

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

Seasonality

In the opinion of the Company’s management, the business areas in which it operates are subject to seasonal fluctuations during holidays and tax season. As such, past quarterly results are not indicative of future results and may be subject to seasonal fluctuations.

Results of Operations

As discussed in Note 3 (Discontinued Operations) to our consolidated financial statements for the three months ended June 30, 2016, we divested our three wholly owned subsidiaries, Owner Wiz Realty, Inc. (“OWR”), OwnerWiz Management, Inc. (“OWM”) and Leading Edge Financial, Inc. (“LEF”) in the second quarter of 2015. Prior to that, we had substantially curtailed the operations of those subsidiaries. For financial reporting purposes, the financial positions and operations of OWR, OWM and LEF are treated as discontinued operations for the three and six months ended June 30, 2015 and are not included in the discussion of comparative results, below.

Discussion of three months ended June 30, 2016 and 2015

Product Sales

Product sales for the three months ended June 30, 2016 were $3,426,813 representing a 3.0% decrease from revenues of $3,533,531 for the three months ended June 30, 2015. These sales were derived primarily from the sale of human hair extensions and related hair care products under the brand “Her Imports”. These sales are made either on-line or at Her Import retail locations. The 3% revenue decrease was a result of significantly lower online sales due to our not being able to provide a financing option for our customers to purchase our products. The 3% decrease was offset by increased sales in retail locations, which was attributable to an expansion of retail locations.

Cost of Products Sold

Cost of products sold for the three months ended June 30, 2016 were $1,934,811 representing a 9.0% increase from cost of products sold of $1,775,160 for the three months ended June 30, 2015. This 9% increase was the result of higher costs of products as we made a strategic decision to focus on improving the quality as part of a brand enhancement initiative. This resulted in a decrease in our gross margin 49.8% for the three months ended June 30, 2015 to 43.5% for the three months ended June 30, 2016. We anticipate that this trend will continue in future quarters unless we are able to source equal quality product at a lower price.

Operating Expenses

Operating expenses consist of royalty expense, selling expense and general and administrative expense. Total operating expenses for the three-month ended June 30, 2016 was $1,787,282, representing a 45.9% or $561,906 increase from $1,225,376 for the three months ended June 30, 2015. This increase is primarily attributable to an increase in selling expenses of $424,920 or 55.0% for the three months ended June 30, 2016 when compared to the same 2015 period. The increase in selling expense was attributable to an increase in advertising expense as we continued to establish the Her Imports brand, increased Website development/hosting and increased expenses related to retail operations expansion. Also, contributing to the increase in operating expenses was an increase in general and administrative expenses of $135,786 from $108,791 for the three months ended June 30, 2015 to $244,577 for the comparable 2016 period. This increase was primarily due to increased professional fees resulting from legal fees spent to defend us against a lawsuit filed by a former contractor to Her Imports, LLC and fees related to lawsuits filed by us against competitors of Her for violation of the Her Hair trademark for which we have a non-exclusive license. Also contributing to increased professional fees was a rise in audit fees and other consulting expenses. Royalties were essentially flat when comparing the three months ended June 30, 2016 to the same period for 2015. Royalties for the three months ended June 30, 2016 were $344,997 including non-cash expense of $258,747 from the amortization of the intangible asset related to the issuance of stock in exchange for a reduction in the rate of royalties to be paid.

Income (loss) from operations

As a result of the foregoing, we have an operating loss of $295,280 for the three month ended June 30, 2016 compared to an operating income of $532,995 for the three months ended June 30, 2015.

Other income and expense

For the three months ended June 30, 2015, we recognized a $1,414,804 gain from the sale of subsidiaries. Also, for the three months ended June 30, 2016, other expenses of $119 consisted of promissory note interest expense, net of interest income compared to interest expense for the three months ended June 30, 2015, $5,299 related to two promissory notes. The promissory note to Her was fully paid during 2015 and, as such, there was no interest related to this note for the three months ended June 30, 2016.

Provision for income taxes

For the three months ended June 30, 2016, we booked an income tax benefit of $112,990 related to the carryback of losses compared to a tax provision $188,857 for the three months ended June 30, 2015. These provisions are based on estimated income for the entire year net of a loss carry forward which was fully utilized in 2015.

Loss from discontinued operations

Loss from discontinued operations for the three months ended June 30, 2015 was $2,413. The table below reconciles the loss from discontinued operations.

Three Months Ended
June 30, 2015
Revenues	$(2,420)
General and administrative expenses	7
Loss from discontinued operations	$(2,413)

Net income (loss)

As a result of the foregoing, net loss for the three months ended June 30, 2016 was $182,409 compared to net income of $1,751,230 for the three months ended June 30, 2015.

Discussion of six months ended June 30, 2016 and 2015

Product Sales

Product sales for the six months ended June 30, 2016 were $7,599,124 representing an 22.5% increase from revenues of $6,202,789 for the six months ended June 30, 2015. These sales were derived primarily from the sale of human hair extensions and related hair care products under the brand “Her Imports”. These sales are made either on-line or at Her Import retail locations. The revenue increase was primarily attributable to an expansion of retail locations and our offering of financing for the purchase of our products at these locations. Another contributing factor was the sale of accessory products sales that were not offered in 2015.

Cost of Products Sold

Cost of products sold for the six months ended June 30, 2016 were $4,029,709 representing a 30.0% increase from cost of product sold of $3,099,413 for the six months ended June 30, 2015. This resulted in a decrease in our gross margin by 3.0% from 50.0% for the six months ended June 30, 2015 to 47.0% for the six months ended June 30, 2016. This increase in cost of products sold was the result of higher costs of products in the second quarter of 2016 as we made a strategic decision to focus on improving the quality as part of a brand enhancement initiative. We anticipate that this trend will continue in future quarters unless we are able to source equal quality product at a lower price.

Operating Expenses

Operating expenses consist of royalty expense, selling expense and general and administrative expense. Total operating expenses for the six-month ended June 30, 2016 was $3,635,409 representing a 72.8% increase from operating expenses of $2,104,298 for the six months ended June 30, 2015. This 72.8% increase was primarily attributable to an increase in selling expenses of $1,136,322 or 86.9% for the six months ended June 30, 2016 when compared to the same 2015 period. The increase in selling expense was attributable to an increase in advertising expense as we continued to establish the Her Imports brand, increased Website development/hosting and increased expenses related to retail operations expansion. Also, contributing to the increase in operating expenses was an increase in general and administrative expenses of $292,009 from $202,353 for the six months ended June 30, 2015 to $464,362 for the comparable 2016 period. This increase was primarily due to increased professional fees resulting from legal fees spent to defend us against a lawsuit filed by a former contractor to Her Imports, LLC and fees related to lawsuits filed by us against competitors of Her for violation of the Her Hair trademark for which we have a non-exclusive license. Also contributing to increased professional fees was a rise in audit fees and other consulting expense. Royalty expense increased by 22.3% from $594,211 for the six months ended June 30, 2015 to $726,991 for the comparable 2015 period. This increase was consistent with the increase in sales described above calculated according to the terms of the Selling and Marketing Agreement with Her. Royalties for the six months ended June 30, 2016 were $726,991 including non-cash expense of $545,243 from the amortization of the intangible asset related to the issuance of stock in exchange for a reduction in the rate of royalties to be paid.

Income (loss) from operations

As a result of the foregoing, we achieved an operating loss of $65,994 for the six months ended June 30, 2016 compared to income from operations of $999,078 for the six months ended June 30, 2015.

Other income and expense

For the six months ended June 30, 2015, we recognized a $1,414,804 gain from the sale of subsidiaries. Also, for the six months ended June 30, 2016, other expenses of $436 consisted of promissory note interest expense, net of interest income, compared to interest expense for the six months ended June 30, 2015, $14,862 related to two promissory notes. The promissory note to Her was fully paid during 2015 and, as such, there was no interest related to this note for the six months ended June 30, 2016.

Provision for income taxes

For the six months ended June 30, 2016, we booked an income tax benefit of $25,364 related to the carryback of losses compared to a tax provision $348,182 for the six months ended June 30, 2015. These provisions are based on estimated income for the entire year net of a loss carry forward which was fully utilized in 2015.

Loss from discontinued operations

Loss from discontinued operations for the six months ended June 30, 2015 was $ 96,604. The table below reconciles the loss from discontinued operations.

Six Months Ended
June 30, 2015
Revenues	$60,955
Cost of revenues	(5,568)
Commission expenses	(15,464)
Selling expense	(37,835)
General and administrative expenses	(66,892)
Interest expense	(31,800)
Loss from discontinued operations	$(96,604)

Net income (loss)

As a result of the foregoing, net loss for the six months ended June 30, 2016 was $41,066 compared to net income of $1,954,234 for the six months ended June 30, 2015.

Liquidity and Capital Resources

We had a working capital surplus of $2,158,096 and $1,621,854 at June 30, 2016 and December 31, 2015, respectively, representing a $536,242 increase in our working capital.

At June 30, 2016, we had $235,635 in cash and cash equivalents, receivables of $58,714 and total current assets of $3,206,962. Included in current assets are inventory and deposits on inventory of $2,527,456. At the same date, we had total current liabilities of $1,048,866, including accounts payable and accrued liabilities of $721,448, a promissory note payable of $7,406 and income tax liability of $320,012. The sole source of cash is operating activities. Our primary use of cash is the purchase of inventory or deposits on inventory. We anticipate that inventory and deposits on inventory will continue to increase as our sales grow and as we open new retail operations. We currently plan to fund our growth through earnings; however, we may enter into loans to help fund operational growth. We have always looked and continue to look for opportunities to exploit our proprietary eCommerce platform and our expertise in online marketing and selling. Should we execute on this strategic plan, it is probable that we will significantly modify our relationship with Her Holdings described in Note 1 to our consolidated financial statements for the three months ended June 30, 2016, to be consistent this plan.

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

Recent Pronouncements

Our management has evaluated all the recently issued accounting pronouncements through the filing date of these consolidated financial statements and does not believe that any of these pronouncements will have a material impact on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, who is also a member of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on such evaluation, the Chief Executive Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective at the reasonable assurance level due to the “material weaknesses” described below:

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standards) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2016. Management evaluated the impact of our failure to have adequate written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2016.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2015 related to the preparation of management’s report on internal controls over financial reporting, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three or six months ended June 30, 2016. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

Management’s Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

(a) We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we will create written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

(b) We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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

On or about September 5, 2015, in the United States District Court for the Eastern District of New York, we were named as a defendant in a civil action against Her Imports, LLC, Her Imports New York, LLC, Her Holding, Inc. by the plaintiff, a former independent contractor of Her Imports, LLC. The complaint’s primary allegation involves unpaid wages and overtime wages in violation of New York Labor Law. No specific damages are sought in the complaint. We answered the complaint and have denied any wrongdoing since we had no relationship with the contractor whatsoever. We believe that we have meritorious defenses and we will vigorously defend his litigation.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, we are not required to provide information otherwise required by this item; however, you may review risk factors contained in our Form 10-K for the fiscal year ending December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective September 1, 2015, we issued 4,000,000 shares of restricted common stock valued at $2,200,000 to Her Holdings, Inc. in exchange for a reduction in the royalty to be paid to Her Holdings, Inc. from 10% of sales to 2.5%. This issuance was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Ref	Description of Document
31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ending June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):

		(1)	Condensed Consolidated Balance Sheets at June 30, 2016, and December 31, 2015 (unaudited)

		(2)	Consolidated Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and June 30, 2015 (unaudited).

		(3)	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015 (unaudited).

		(4)	Notes to the Consolidated Financial Statements.

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

Date: August 12, 2016	/s/ Barry Hall
	Name:	Barry Hall
	Title:	Executive Chairman and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

