Form 10-K
period 2016-12-31
Her Imports
filed 2017-04-17
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period Ended December 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-53810

HER IMPORTS

(Exact name of registrant as specified in its charter)

Nevada	30-0802599
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8250 W. Charleston Blvd., Suite 110, Las Vegas, NV	89117
(Address of principal executive offices)	(Zip Code)

702-544-0195

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates amounted to $5,086,342 on December 31, 2016

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 13, 2016, the registrant’s outstanding common stock consisted of 24,889,788 shares, $0.001 par value. Authorized – 65,000,000 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX

Table of Contents

Her Imports

Index to Form 10-K

For the Year Ended December 31, 2016

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Annual Report on Form 10-K, the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

In this Form 10-K, “we”, “us”, and “us” refer to Her Imports.

For further clarification as further described below, the following entities are referred to herein, as follows:

IVPSA Corporation is referred to herein as “IVP”

Her Marketing Concepts, Inc. is referred to herein as “Her Marketing”

EZJR Acquisition Corporation is referred to herein as the “Sub”

Leading Edge Financial is referred to herein as “LEF”

Her Marketing Concepts, Inc. is referred to herein as “Her Marketing”

AdMaxOffers.com LLC is referred to herein as “Admax”

Cabello Real Ltd. is referred to herein as “Cabello”

Her Imports, LLC is referred to herein as the “LLC”

Leader Act Ltd HK is referred to herein as “Leader”

Her Holding, Inc. is referred to herein as “Her Holding”

ITEM 1. BUSINESS

History and Organization

We were incorporated in Nevada on August 14, 2006 as IVPSA Corporation (“IVP”). We were incorporated as a subsidiary of Eaton Laboratories, Inc., a Nevada corporation. On January 12, 2017the Company changed its name from EZJR, Inc. to Her Imports.

Corporate Structure and Business

We are a retailer of Human Hair Extension and related haircare and beauty products headquartered in Las Vegas, Nevada. We sell our products at retail locations throughout the U.S. and on our Website at www.herimports.com. Additionally, by way of our proprietary eCommerce platform and strategic leveraging of social media buys, we convert prospects into customers while developing long-term personal relationships and loyal customers.

We have one wholly owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation, the primary purpose of which is to purchase various media for customer and lead generation. Additionally, Her Marketing acts as a conduit for the implementation and management of the Media Investor Purchase Agreement described below. All our employees are employed by Her Marketing using a Professional Employment Organization otherwise known as a PEO.

Corporate History

On July 25, 2008, EZJR, Inc (“EZJR”), a Nevada corporation, and IVPSA Corporation, entered into an Acquisition Agreement and Plan of Merger. Immediately upon the effectiveness of the merger, the original EZJR ceased to exist.

In January 2012, we entered into a two-step transaction with OwnerWiz Realty Inc. (“OWR”), a privately held Georgia corporation, as follows: (a) First Step – In January 2012, an entity owned by the shareholders of OWR and parent company of OW Marketing, Inc. (“OWM”) acquired 1,875,000 shares of EZJR’s restricted common stock shares representing approximately 95.25% of the then total outstanding common stock shares of 1,966,688 shares from the then two major shareholders in a private transaction; and (b) Second Step – In March 1, 2012, EZJR Acquisition Corporation (“Sub”), a Nevada corporation and EZJR’s subsidiary and OWR, entered a Share Exchange Agreement and Plan of Merger “Share Exchange” pursuant to which the Sub was merged with and into OWR, with OWR surviving as a wholly-owned subsidiary of EZJR. EZJR acquired all the outstanding capital stock of OWR in exchange for issuing 195,000 restricted shares of EZJR’s common stock, which were issued to two shareholders of OWR. Since the former shareholders of OWR owned over 95% of the outstanding common stock of EZJR upon consummation of the Share Exchange, the transaction was recorded as a reverse merger and resulted in a recapitalization with OWR being the acquirer for accounting purposes.

On January 28, 2014, we acquired Leading Edge Financial (“LEF”), a private Florida corporation engaged in the business of personal credit management in a stock exchange transaction whereby we exchanged 1,146,250 shares of our restricted common stock in exchange for 100% of LEF’s stock.

On April 22, 2015, we incorporated Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation, as a wholly owned subsidiary. The primary purpose of Her Marketing is to purchase various media for customer and lead generation. Since November 28, 2016, all employees of the Company are employed by Her Marketing using a Professional Employment Organization otherwise known as a PEO.

On May 15, 2015, we entered into an agreement with AdMaxOffers.com LLC (“Admax”), our shareholder and beneficial owner, to sell all of its ownership interest in OWR and LEF in exchange for Admax returning to us 325,000 shares of our common stock (valued at $422,500 at the time of the transaction). In accordance with this divesture transaction, the majority of OWR’s assets and obligations, LEF, and OWM are no longer our assets and obligations. As part of the sale of these subsidiaries to Admax, Admax agreed to assume the liabilities for all compensation owed to both our former Chief Technology Officer and the then Chief Executive Officer. In turn, we agreed to assume the following liabilities of OWM and LEF, as follows: 1) estimated unpaid payroll taxes of $6,665 plus estimated late fees of $1,033; 2) remaining administrative fees and other fees owed under an Assurance of Voluntary Compliance pursuant to the Fair Business Practice Act with the State of Georgia of approximately $10,000; 3) a customer refund for $1,500; and 4) a $25,000 note payable plus unpaid interest. Additionally, we agreed to reimburse Edward Zimbardi and Brenda Zimbardi up to $10,000 for legal fees that they may incur to defend against lawsuits related to any legal decisions that assumed on our behalf while serving as our officer or any of our subsidiaries at the time.

For the year ended December 31, 2015, the operations of OWR, LEF and OWM are accounted for as discontinued operations.

On September 15, 2016, we purchased 150,000 of our common shares from Admax by issuing a promissory note for $60,000 payable monthly in equal installments of $5,000 until fully paid. Assuming an implied interest rate of 6.5%, the value of the note booked as a payment was $57,940. As part of this transaction Admax agreed that it would not sell any free-trading shares for a period of one year from the transaction date. On November 25, 2016, we purchased an additional 500,000 common shares of Her from Admax for $25,000 cash.

On November 28, 2016, we entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. (“Cabello”), a private United Arab Emeritus company, to acquire the exclusive U.S. rights to the Her Imports trademark. In exchange for these rights, and other digital assets, we issued to Cabello ten million shares of our unregistered non-voting, non-cumulative, callable preferred stock and 7,500,000 of our unregistered common stock. In addition to conveyance of the Her Imports trademark rights, we purchased certain other assets owned by Cabello, including customer lists and various digital content. Simultaneously, we terminated our Marketing and Selling Agreement with Her Holding, Inc. (“Her Holding”) (See also below section titled Agreements with Her Imports, LLC).

On January 12, 2017, pursuant to a Definitive Information Statement file on Schedule 14c, which was sent to the shareholders of the Company on December 20, 2016, the Company changed its name from EZJR, Inc. to Her Imports.

On January 31, 2017, the Company effected a 1-for- 2 reverse stock split effective January 31, 2017. The par value was not adjusted as a result of the reverse stock split. All references to numbers of shares of our common stock and per-share information in this Form 10-K and the accompanying financial statements have been adjusted retroactively to reflect the split

Business

We sell human hair extensions and related hair-care and beauty products at retail locations throughout the U.S. and on our Website at www.herimports.com. Additionally, by way of our proprietary eCommerce platform and strategic leveraging of social media buys, we convert prospects into customers while developing long-term personal relationships and loyal customers. As of December 31, 2016, we operated 30 US retail locations. These locations are primarily in “executive office suites” such as Regus PLC, which provides furniture, administrative staff and security. We stock each of our leased locations with products and point-of-sale equipment. We lease these locations on a short-term basis (one year or less, with the exception of three leases longer than one year), which permits us to open and close locations with a minimal amount of time and expense. At these locations, the customer is provided with a personal, one-on-one consultation. Additionally, we have one “super-store” in Greenbelt Maryland, which is staffed with consultants and equipped with a waiting room.

After December 31, 2016, we opened three mall kiosks where we display and sell a limited amount of hair extensions but also hair-care and styling products. These locations expose foot traffic to the Her Imports brand. Where necessary, the customer can be referred to a location where a confidential and personal, one-on-one consultation is desired.

Agreements with Her Imports, LLC, Her Holding, Inc. and termination of the Agreement

On October 1, 2014, we entered into a Marketing and Selling Agreement (the “Agreement”) with Her Imports, LLC (the “LLC”), a retailer of human hair extensions and related products. Under the agreement, we were to custom design the LLC’s ecommerce Websites and generate customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns. Additionally, we were to sell LLC’s products as well as other products to these customers. As part of the Agreement, we purchased LLC’s inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note. We intend to enter similar agreements with other brands and retailers, some of who will pay a commission to us based on the sales generated.

In addition to our selling the LLC’s products online, LLC’s products were sold at independent retail store locations. As part of the agreement, we reimburse the LLC for the expenses of these store locations, employee costs, connectivity expenses and certain other expenses as agreed upon. We make all retail store sales and processed through a Point-of-Sale (POS) system implemented by us. Additionally, we reimburse the LLC for specific customer service costs, warehousing and fulfillment expenses. Finally, we pay the LLC a 10% royalty on net sales. In return, the LLC provides us with assistance in developing and sourcing of products, promotion of products, employee training, customer service and high level store management. On November 14, 2014, the agreement was modified to allow any payments that we made on behalf of the LLC to be offset against any royalty payments. Effective September 1, 2015, we issued 2,000,000 shares of restricted common stock valued at $2,200,000 to Her Holding in exchange for a reduction in the royalty cash payments to 2.5%. Additionally, we agreed to pay for certain connectivity, telephony and customer service expenses that heretofore were paid by LLC.

On November 28, 2016, simultaneous with the termination of the Her Holding agreements as described above, we entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. as also described above and we hired all the LLC’s and Her Holding’s employees and assumed all location leases. At the time of that agreement termination, we wrote off $977,066 in unamortized prepaid royalties and $362,447 of advances to Her Holding that were forgiven in return for termination of the agreement. This resulted in a loss on termination of the agreement of $1,339,514. As a result of this transaction, our business going forward and continuing to date, concentrates on the Hair Extension and related products business.

Our goal is to expand to over 100 retail locations by the end of 2019, the potential success of which is contingent upon adequate revenues and/or financing, of which there are no assurances that we will be successful in doing so. Additionally, we plan to expand the product offerings on our website.

eCommerce Platform

On May 28, 2014, we entered an Asset Purchase Agreement with Leader Act Ltd HK, (“Leader”) a private Hong Kong corporation to purchase an ecommerce Platform (“Platform”) software program developed and owned by Leader. The Platform entails all aspects of interaction that a company has with its customer, whether it is sales or service-related, provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agreed to service and maintain the software for a period of two years. Later, Leader paid to service and maintain the software. For the Platform and service and maintenance, we issued Leader 10,000,000 restricted shares of common stock valued at $0.05 per share. For financial reporting purposes, $350,000 of the purchase price was allocated to the Platform and $150,000 was allocated to the software maintenance agreement, which was booked as a prepaid at the date of the acquisition and is being amortized on a straight-line basis over the two-year term of the agreement. This agreement expired in May 2016. On October 13, 2016, we entered into a five-year maintenance agreement on the Platform with Leader in exchange for 3,000,000 shares of our common stock valued at $375,000.

Media Investor Purchaser Agreement

On June 29, 2014, we entered into a Media Investor Purchaser Agreement (“MIP”) with Leader. Under the terms of the MIP Agreement, Leader undertakes the responsibility to provide the investment dollars of the “media purchase” for customers and lead generation and to manage this process. In doing so, Leader will create the offers, spend the funds necessary to purchase various media and manage the overall process. Our current on-line offers are focused on selling various consumer products. Leader is also responsible for graphic design, Website design and various other programming expenses. The net revenue from the media purchase will be shared with each party receiving 50 percent after the deduction of certain costs and expenses, including the media purchase, merchant fees, product costs, and affiliate fees. Under the agreement, we will be responsible for customer service, network costs, accounting and other general and administrative costs. Leader can advance us up to $500,000, which may be converted, into a total of 5,000,000 of our restricted common shares at the fixed price of $0.10 per share. Once Leader has acquired the 5,000,000 shares of our stock ownership, the MIP Agreement is no longer in force. Leader had previously advanced us the sum of $50,000 for media purchases and on June 26, 2014, these funds were used to purchase 5,000 of our restricted common stock shares at $0.10 per share. Since September 30, 2014, there has been no activity related to the MIP agreement since we have been focusing its marketing efforts on the agreement with Her Imports; however, we anticipate that the MIP program will be reactivated at some point in the future.

Growth Strategy

Our growth strategy consists of the following key elements:

●	Expand our geographic reach. We plan to add new retail locations throughout the United States.
●	Broaden our addressable market. Currently our market consists primary of African American Women. We believe that we can expand our business by addressing the needs of other ethnic groups in the U.S.
●	Expand our product offering. We plan to add new styles of hair extensions and wigs as the market demands. Additionally, we plan to offer a broader range of haircare and beauty products.

Products

Currently, the products we sell fall into three general categories as follows:

●	Human hair extensions and related human hair products. Our hair extensions come in a variety of styles for a variety of uses. We currently focus on products that are woven into existing hair on the human scalp. However, recently, we have begun sourcing and selling products often referred to as “clip-ins” that can temporarily be installed and then removed for later reuse. Finally, we are now exploring selling full, high quality wigs.
●	Hair care products. We currently sell six different hair care products, all under the brand OSIworks. The products include various shampoos and conditioners, specifically designed and formulated for use with human hair extensions. Additionally, we also sell an adhesive to be used in extension installation called Cling. Cling is not water soluble and, as a result, allow the wearer of hair extension to participate in activities such as swimming, water sports and jogging without fear that the installation of the extensions may be affected.
●	Beauty products and related accessories. We sell a variety of beauty related accessories including silk bonnets, styling tools, and makeup. Styling tools include flatirons and curling irons and are sold under the brand Her Imports. Makeup is sold under the brand Skin & Yang.

Customers

Our customers tend to be African-American women who wish to have longer hair. We sell other product offerings to other ethnic groups to expand our customer base.

Customer Acquisition

We obtain customers through two primary channels, online marketing and through a network of affiliates.

Online Marketing.

To acquire customers, we are currently using a variety of low-cost marketing tactics including:

●	Social Media including Instagram, Twitter, Facebook and YouTube.
●	Develop relationships with hair stylists for referrals.
●	Recently opening three mall kiosks to expose our products to mall foot traffic.
●	Using email and text messaging to our existing customer base and potential customers who have registered on our website.

In addition to the above, during 2016 we acquired a significant number of social media “followers” by using radio advertising. While this method of obtaining customers was significantly more expensive than our current approach we did build our data base of potential customers that we are now leveraging through social media. However, it appears that local radio appears to be the most cost effective in smaller markets. In the future, we plan to further explore additional traditional forms of attracting new customers, including, but not limited to, celebrity endorsements, public relations and events.

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

Our competitive disadvantages are:

●	Many of our competitors sell inferior products at lower prices.
●	Customers have a difficult time differentiating between vendors of human hair extensions.
●	We do not currently address all geographical areas in the U.S.

We intend to compete against our competitors through the following methods:

●	Offering superior products to our customers.
●	Educating our customers regarding quality issues for human hair extensions.
●	Providing accessory products to our customers.
●	Expanding our geographical reach by opening new retail locations.
●	Providing a superior online shopping experience to our customers.

Seasonality

The business areas in which we operate are subject to seasonal fluctuations due to the ability of our customers to pay for products, which ability correspond to product demand. Our revenues have historically been better during tax season, while our revenues have experienced declines in the latter part of summer. As such, past quarterly results are not indicative of future results and may be subject to seasonal fluctuations.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements

We have no patents, licenses, franchises, concessions, or royalty agreements. We rely on a combination of US trademark, copyright, trade secret and patent laws as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We rely on copyright laws to protect our future computer programs and our proprietary databases. On November 14, 2014, the US Patent and Trademark Office approved the “Her Imports” trademark. On November 28, 2016, we purchased the Her Imports trademark for exclusive use in the United States.

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

Source and Availability of Raw Materials

Inapplicable

Number of Employees

As of March 31, 2017, we had 51 full-time employees and 22 part-time employees. We also have 6 full-time independent contractors which may become full-time employees at some time in the future.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, we are not required to provide risk factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. We lease the following facilities:

Location	Square Footage	Use
Las Vegas, NV	900	Corporate Headquarters
Greenbelt, MD	4,000	Retail location & inventory storage
Baltimore, MD	285	Retail location
Las Vegas, NV	205	Retail location
Brooklyn, NY	200	Retail location
Alexandria, VA	195	Retail location
Los Angeles, CA	170	Retail location
Miami, FL	160	Retail location
Irving, TX	160	Retail location

Toronto, Canada	150	Customer Service call center
Birmingham, AL	145	Retail location
Houston, TX	144	Retail location
Columbus, OH	140	Retail location
Long Beach, CA	133	Retail location
Phoenix, AZ	125	Retail location
San Antonio, TX	125	Retail location
Atlanta, GA	121	Retail location
Oakland, CA	121	Retail location
Richmond, VA	121	Retail location
Boston, MA	110	Retail location
Lake Success, NY	108	Retail location
Charlotte, NC	106	Retail location
Chicago, IL	105	Retail location
New York, NY	105	Retail location
Philadelphia, PA	100	Retail location
Hartford, CN	100	Retail location
Pasadena, CA	97	Retail location
Memphis, TN	95	Retail location
St. Louis, MO	95	Retail location
Short Hills, NJ	95	Retail location
Kansas City, MO	93	Retail location
Virginia Beach, VA	86	Retail location
Raleigh, NC	85	Retail location
Las Vegas, NV	84	Inventory storage
San Diego. CA	79	Retail location

Our leases are typically for a period of three to twelve months. At December 31, 2016, we had leased 31 different facilities including its corporate headquarter, retail locations, storage facilities and offices for customer service. Future lease obligation for these facilities are as follows:

Year	Amount
2017	$235,317
2018	49,585
2019	37,800
2020	12,600
Total	$335,302

We believe the above facilities are suitable for our operations.

ITEM 3. LEGAL PROCEDINGS.

On or about September 5, 2015, in the United States District Court for the Eastern District of New York. we were named as a defendant in a civil action against Her Imports, LLC, Her Imports New York, LLC, Her Holding, Inc. and us by the plaintiff, a former independent contractor of Her Imports, LLC. The complaint claims unpaid wages and overtime wages in violation of New York Labor Law, among other things. No specific damages are sought in the complaint. We answered the complaint and have denied any wrongdoing since we had no relationship with the contractor, whatsoever. We believe that we have meritorious defense and we will vigorously defend his litigation.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may adversely affect our business.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our Common Stock, $0.001 par value, can be found on the OTC-Bulletin Board under the symbol: HHER.

Our common stock for the past 2 fiscal years has been quoted, as follows as adjusted for the 1-for-2 reverse stock split.

Year ended December 31, 2016	High	Low
First Quarter	$2.86	$0.80
Second Quarter	$1.40	$1.40
Third Quarter	$1.40	$0.42
Fourth Quarter	$2.80	$0.42

Year ended December 31, 2015	High	Low
First Quarter	$1.50	$1.30
Second Quarter	$1.45	$1.30
Third Quarter	$1.10	$3.14
Fourth Quarter	$3.56	$0.80

Holders of Common Stock

As of December 31, 2016, we have approximately 120 holders of record.

Shares Outstanding

As of December 31, 2016, we had 24,899,788 common stock shares outstanding and 10,000,000 shares of preferred stock outstanding.

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

Options

We have no options outstanding.

Warrants

We have no warrants outstanding.

Issuer Purchases of Equity Security Securities

We did not repurchase any of our equity securities during the years ended December 31, 2016 or December 31, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plans in place.

Recent Sales of Unregistered Securities

On September 1, 2015, we issued 2,000,000 shares of restricted common stock valued at $1.10 per share to Her Holding, Inc. in exchange for a reduction a royalty payable to Her Holding based on net sales.

On October 13, 2016, we entered into a Software Maintenance Agreement with Leader. Leader has developed a Customer Relations Management (“CRM”) software program that it previously licensed to us. Under the agreement, Leader agrees to service and maintain the software for a period of five years. We purchased the maintenance agreement in exchange for 1,500,000 unregistered restricted common treasury shares. This issuance was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. (“Cabello”), a private United Arab Emeritus company to acquire the exclusive U.S. rights to the Her Imports trademark. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of unregistered non-voting, non-cumulative, callable preferred stock and 7,500,000 unregistered common stock with a combined value of $8,200,000. All shares of Callable Preferred Stock rank superior to all of the Company’s preferred stock and common stock currently outstanding and hereafter issued, as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (with the exception of a merger), including the payment of dividends. The callable preferred stock is subject to a monthly dividend payment equal to a 7.2 interest rate tied to a $10,000,000 value upon approval of the Board of Directors. Such dividend is non-cumulative should the Company fail to pay the dividend. The Corporation has a right of first refusal to purchase the callable preferred stock, should the shareholder decide to sell all or part of their callable preferred stock. The callable preferred stock has no voting rights.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to information otherwise required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the periods ended December 31, 2016 and 2015. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates.

Forward-Looking Statements

We may from time to time make written or oral “forward-looking statements” including statements contained in this report and in other of our communications, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Risks, Trends and Uncertainties

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and also subject to business trends, risks and uncertainties. The factors impacting these trends, risks and uncertainties include, but are not limited to:

●	Whether we are able to raise additional financing for working capital and product development;
●	Whether we are able to identify Internet marketing approaches;
●	Whether there is a deterioration in general or regional economic, market and political conditions;
●	Our accounting policies and methods may require management to make estimates about matters that are inherently uncertain;
●	Whether there are adverse state or federal legislation or regulation that increases the costs of compliance;
●	Whether we are able to efficiently manage our operations and effectively implement our strategies;
●	Whether we are able to compete against our competitors, many of which have greater operational, financial, and human resources; and
●	Whether we are able to accurately predict industry and market trends

Executive Overview

Our primary business purpose is to improve the sales performance of brands, products and services through our proprietary CRM. This is a personalized, mobile optimized, sales and communications platform designed to rapidly foster prospects into customers while nurturing long term personal relationships and loyal customers. We also utilize the platform to build social media followings for our brands, foster repeat purchases by our customers, and increase the average customer spend. Our platform interfaces with our POS and eCommerce platforms.

Results of Operations

As discussed above, we have divested three wholly owned subsidiaries, OWR, OWM and LEF. For financial reporting purposes the financial positions and operations of OWR, OWM and LEF are treated as discontinued operations.

DISCUSSION OF THE YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

Revenues

Revenues for the year ended December 31, 2016 were $13,574,402 reflecting an increase of $287,229 or 2.2% compared to $13,287,173 for the year ended December 31, 2015. The $287,229 increase in revenues was the result of a $2,330,991 increase in store revenue partially offset by a decrease of $1,997,003 in online revenue and $84,794 of wholesale revenue. The increase in store revenue was the direct result of our new retail location opening during 2016. The decrease in online revenue was the result of decreased financing sales as a greater portion of new customers failed to qualify for financing.

Cost of revenues

Cost of products sold consists of that actual cost of the product, incoming freight, shipping expense to customers, merchant fees, shipping supplies and cost of packaging for the sale of human hair extension and related products. Cost of service revenues consisted primarily of payments made to website developers and marketing contractors. For the year ended December 31, 2016, the cost of product sold was $7,806,590, reflecting an increase of 1,100,165 or 16.4% compared to $6,706,425 for the year ended December 31, 2015. The increase in cost of sales was primarily due to an increase in the cost of human hair extensions as we sought to qualify additional vendors and incoming freight. This increase was partially offset by a decrease in shipping expense due to lower online sales.

Gross profit

For the year ended December 31, 2016, gross profit on products sold was $5,767,812 with a gross margin of 42.5%. For the year ended December 31, 2015, gross profit was $6,580,748 with a gross margin of 49.5%.

Operating Expenses

Total operating expenses for the year ended December 31, 2016 was $6,464,017, reflecting an increase of $804,765 or 14.2% when compared to $5,660,254 for the year ended December 31, 2015. The $804,763 increase was a result of an increase of $606,815 in selling expense, resulting from increased advertising expense, and store operating expense, and $255,211 of general and administrative expense, resulting from higher professional and legal costs. This increase was partially offset by a decrease of $57,263 in royalty expense.

Operating Profit

Because of the foregoing, we achieved an operating loss of $697,205 for the year ended December 31, 2016 and an operating profit of $920,494 for the year ended December 31, 2015.

Other income and expense

For the year ended December 31, 2016, we recognized a loss of $1,339,514 on the termination of our agreement with Her Holding. This loss consisted of a write-off of $977,066 of unamortized prepaid royalties and $362,447 of advances to Her Holding that were forgiven in return for termination of the agreement. During the year we also had interest expense of $1,706 and interest income of $165.

For the year ended December 31, 2015, we recognized a gain of the sale of subsidiaries of $1,415,444, a gain of debt settlement of $11,405 and recognized a gain of $60,000 related to a previously assessed civil penalty that settled at no cost to us. Additionally, during the period there was interest expense of $17,549.

Provision for income taxes

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. An estimated blended tax rate of 30.2% has been used to calculate the tax benefit resulting from the operating loss for taxes based on income for the year ended December 31, 2016 and 38.25% rate for the provision for taxes for the year ended December 31, 2015.

Loss from discontinued operations

Loss from discontinued operations for year ended December 31, 2015 was $96,604. The table below reconciles the loss from discontinued operations.

Revenues	$60,955
Cost of revenues	(5,568)
Commission expenses	(15,464)
Selling expense	(37,835)
General and administrative expenses	(66,892)
Interest expense	(31,800)
Loss from discontinued operations	$(96,604)

Net income (loss)

As a result of the foregoing for the year ended December 31, 2016 we had a net loss of $1,829,592 compared to net income of $1,947,814 for the year ended December 31, 2015.

Liquidity and Capital Resources

At December 31, 2016, we had $355,568 in cash and cash equivalents, receivables of $72,188 and total current assets of $2,629,570. At the same date, we had total current liabilities of $899,881, including accounts payable and accrued liabilities of $728,425, promissory note payable of $43,805 and income tax liability of $127,651. The sole source of cash is operating activities.

For the past two years, our management has worked to build a financially and operationally stable company capable of sustained growth and earnings. In an effort to increase revenues during the next few years we are planning to substantially increase the numbers of retail location in the U.S to over 100. As sales grow, we will require higher levels of inventory, which will require working capital. Furthermore, we are contemplating developing new products to complement the existing product line which may require additional working capital. Should that capital not be generated by operations or available to us from outside sources we may have to curtail growth in order to maintain a strong capital position.

Summary of any product research and development that we will perform for the term of our plan of operation.

Not applicable.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

On November 28, 2016, as part of the Asset Share Purchase & Business Agreement with Cabello Real Ltd., we hired all the employees heretofore employed by Cabello and its associated companies. Prior to that time, we had no full-time employees.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition

Product Sales

Through the Her Imports store locations and our e-Commerce Website, www.herimports.com, we sell a variety of hair extension and related products. In the stores, customers pay for our products using either cash, a debit card or a credit card. In the case of cash sales at the store, the store manager makes a nightly deposit of the cash, rounded down to a dollar. For cash sales, we recognize the sale when the deposit is recorded into our account by the bank. For credit card and debit sales, we recognize the sale when the card is charged.

Product sales on our website are paid for using either debit or credit cards. Sales for our website product sales are recognized upon shipment of the product.

Both online and in retail locations, certain customers have chosen to take advantage of financing made available by independent third parties.

Impairment Assessments of Purchased Software

On May 28, 2014, we purchased, for 5,000,000 shares of restricted shares of our common stock, an eCommerce software program. The value of the software is amortized over five years. We make judgments about the value of this long-lived assets whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. We performed this impairment test in the fourth quarter of 2016. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, we determine whether we need to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. We did not recognize any impairment charges related to software during the years ended December 31, 2016 or 2015.

Impairment Assessments of Trademark

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. (“Cabello”), a private United Arab Emeritus company to acquire the exclusive U.S. rights to the Her Imports trademark. The value of the trademark at the time of its purchase was estimated to be $8,200,000. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. To estimate the fair value of long-lived asset, the Company typically makes various assumptions about the prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to software during the year ended December 31, 2016.

Recent Pronouncements

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

ASU 2015-17

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires that all deferred income tax assets and liabilities be presented as noncurrent in the balance sheet. The pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2018 with early application permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

ASU 2016-02

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s annual report on internal control over financial reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2016.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2016 related to the preparation of management’s report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2016. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint a majority of outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we will create written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management’s report in this quarterly report.

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

Name	Age	Position & Offices Held
Barry Hall	68	Executive Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer
Denis Betsi	38	Chief Technology Officer and Director
Juan Hernandez	40	Director

Biographies of Directors/Officers

Mr. Barry Hall, Executive Chairman of the Board of Directors and Chief Financial Officer

Mr. Hall was appointed to our Board of Directors as Executive Chairman and Chief Financial Officer on January 28, 2014 and was appointed Chief Executive Officer on May 15, 2015. From July 2007 to February 2017 Mr. Hall concurrently served as the President of Carlaris LV Inc. (Carlaris) and its predecessor company, Carlaris, Inc, which provided consulting services to the Company pursuant to a consulting agreement between Carlaris and the Company, dated December 1, 2015 until February 2017. Since July 2007 Hall has served as President of Carlaris and its predecessor company providing management and consulting services to variety of privately and publicly held businesses.

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

Mr. Denis Betsi, Director & Chief Technology Officer

Mr. Betsi was appointed to our Board of Directors on May 24, 2014. On December 23, 2014, he was appointed as our Chief Technology Officer. Mr. Betsi has 19 years of experience in high-tech, marketing industry, data analytics and business intelligence. He has served as a Chief Executive Office, President or Chief Technical officer for a variety of privately high tech, nutraceutical and Internet marketing companies. For the past 18-years, Mr. Betsi has worked to create a payment-processing platform, which has processed well over one billion dollars in direct & Internet marketing transactions. He has also been involved in multiple product launches in different niches and different countries and languages and has been instrumental in building the technological backbone of these launches.

Mr. Betsi’s first IT startup was at the age of 19 and has since provided a wide range of services including consulting in the field of data analytics, business intelligence, customer satisfaction and retention programs as well as developing a complete eCommerce Software, Shopping cart solutions and Customer Relationship Management platform as well as being the CTO for 2 affiliate networks.

Mr. Betsi concurrently serves as the President of Into Sales, Inc., a position he has held since 2009. Into Sales, Inc. provides us with consulting services as provided for in a December 1, 2016 consulting agreement between us and Sales, Inc.

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

Audit Committee

We do not presently have an Audit Committee or qualified financial expert for such committee.

Committees and Procedures

●	We have no standing audit, nominating and compensation committees of our Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size. Our Board of Directors does not believe it is appropriate at the current time to establish such committees and such functions are performed by our Board of Directors as a whole.

●	The members of the Board who act as nominating committee are not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

●	The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

●	The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

●	The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

●	There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

●	The nominating committee’s process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

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

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to us. Section 78.438 of the Nevada law prohibits us from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired our shares, unless the transaction is approved by our Board of Directors. The provisions also prohibit us y from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in our control.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by Her for the last completed fiscal year in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO).

Her Imports

Summary Compensation Table

Name	Principal Position	Year	Salary	Bonus	Stock Award	All Other Compensation	Total
Barry Hall (1)	Chairman, CEO & CFO	2016	-0-	-0-	-0-	$156,000	$156,000
	Chairman & CFO	2015	-0-	-0-	-0-	$100,000	$100,000

Denis Betsi (2)	CTO	2016	-0-	-0-	-0-	$191,000	$191,000
	CTO	2015	-0-	-0-	-0-	$211,000	$211,000

(1)	Barry Hall was appointed Executive Chairman and CFO on January 28, 2014 and CEO on May 15, 2015. All Barry Hall’s compensation consists of payments for consulting work.

(2)	Denis Betsi was appointed CTO on November 1, 2014. All Denis Betsi’s compensation consists of payments for consulting work.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2016.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through December 31, 2016.

Option Exercises for Fiscal Year-Ending December 31, 2016

There were no options exercised by our named executive officer in fiscal year ending December 31, 2016.

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

Director Compensation

We did not pay our directors any compensation, for their services as a director, during fiscal years ending December 31, 2016 and 2015.

ITEM 12. SERCURITY OWNERSHIP OF CERTAN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of the date hereof with respect to the beneficial ownership of the outstanding shares our common stock immediately following execution of the Asset Purchase Agreement by (i) our officers and directors; (ii) each person known by us to beneficially own five percent (5%) or more of our outstanding shares; and (iii) our officers and directors as a group.

Name of Beneficial Owner and Position	Title of Class	Amount and Nature Of Beneficial Ownership	Percent Of Class (1)

Barry Hall Executive Chairman, CEO & CFO	Common	375,000	1.5%
Denis Betsi CTO and Director	Common	-0-	0.0%
Juan Hernández Director	Common	-0-	0.0%
Leader Act Ltd HK Shareholder (2)	Common	10,736,170	43.1%
Cabello Real Ltd. Shareholder (3)	Common	7,500,000	30.1%
Eagle Advantage Holdings Limited Shareholder (4)	Common	2,050,000	8.2%
Total Officers and Directors as a Group (3 persons)	Common	375,000	1.5%

(1)	Percent of Class is based on 24,899,788 common shares issued and outstanding.

(2)	Leader Act Ltd HK, a private Nevada corporation, 3212 East 21st Avenue, Vancouver, British Columbia V5M 2X2, Canada. Aymen Boughanmi is beneficial owner who has the ultimate voting control over 20,472,339 shares held in the name of Leader Act Ltd HK.

(3)	Cabello Real Ltd., a private United Arab Emeritus corporation, Level 23 Boulevard Plaza Tower 2 Emaar Boulevard, Dubai, United Arab Emirate. Mark Gunter Nierada is beneficial owner who has the ultimate voting control over 7,500,000 common shares held in the name of Cabello Real Ltd. Additionally, Cabello owns 10 million shares of unregistered non-voting callable preferred stock.

(4)	Eagle Advantage Holding Limited, a private Seychelles corporation, 1301 Bank of America Tower 12 Harcourt Road, Hong Kong owned 50,000 common shares and is the sole shareholder of Her Holding Inc., a private Nevada corporation which owns 2,000,000 common shares. Aymen Boughanmi is beneficial owner who has the ultimate voting control over 2,050,000 shares held in the name of Eagle Advantage Limited and Her Holding Inc.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On September 1, 2015, we issued 2,000,000 shares of our common stock to Her Holding resulting in Her Holding having a 12.2% interest in our outstanding shares. As of December 31, 2015, we had a receivable balance of $88,577, respectively, from Her related to payments made by us and on behalf of Her, partially offset by royalties earned by Her Holding under the Marketing and Selling Agreement with Her Holding. On November 28, 2016, we forgave $362,448 in advances made to Her Holding as part of the termination of the agreement with Her Holding.

Advances from Stockholders and Issuance of Common Stock

During the year ended December 31, 2015, we issued 2,000,000 shares to Her Holding, Inc. in exchange for a reduction in the amount of royalty to be paid under the Marketing and Selling Agreement.

During the year ended December 31, 2016 we forgave $362,488 as part of a termination of our Selling and Marketing Agreement with Her Holding, Inc.

Mr. Denis Betsi, our Chief Technology Officer/Director provides us with consulting services through a company called Into Sales, Inc., of which he is the President. During the year ended December 31, 2016 we paid Into Sales, Inc. $191,000 for such services.

Board of Directors Independence

The OTC Bulletin Board, on which our common stock is currently traded, does not have a requirement that a majority of the Board of Directors be independent or separate independence determination requirements. The Company has one director who is not deemed to be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On July 28, 2015 (the “Engagement Date”), our Board of Directors approved the appointment of and engaged RBSM LLP, 871 Coronado Center Drive, Suite 110, Henderson, Nevada 89052, as our independent registered public accounting firm. As noted above, RBSM, replaced De Joya Griffith, LLC.

The aggregate fees billed to us or incurred by us to RBSM, LLP for the year ended December 31, 2016 and RBSM and De Joya Griffith, LLC for the year ended December 31, 2015 are as follows:

	For Year Ended December 31, 2016	For Year Ended December 31, 2015
(1) Audit Fees (1)	$74,631	$39,032
(2) Audit-Related Fees	$-0-	$-0-
(3) Tax Fees	$-0-	$-0-

(1) Audit Fees include fees billed and expected to be billed for services performed as of December 31, 2016 to comply with Generally Accepted Auditing Principles (GAAP), including the recurring audit of our financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore, our CEO pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (I) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal period ending December 31, 2016, all fees paid to RBSM, LLP were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

For the years ended December 31, 2016 and 2015, there were no fees billed for professional services rendered by our independent auditors for audit-related fees, which include assistance with responding to SEC comment letters, consents, and procedures performed relating to potential acquisitions.

Tax Fees

For the years ended December 31, 2016 and 2015, there were no fees billed for the preparation of corporate tax returns.

PART IV

ITEM 15. EXHIBITS

		Filed		Period
Exhibit No.	Exhibit Description	herewith	Form	Ending	Exhibit	Filing Date
10.12	Agreement with Admax, Blanco and Zimbardi		8-K	12/31/16	10.12	9/21/16
10.13	Note Payable to Admax		8-K	12/31/16	10.13	9/21/16
10.14	Software Maintenance Agreement between EZJR and Leader Act Ltd HK dated October 13, 2016		8-K	12/31/16	10.14	10/18/16
10.15	Asset Share Purchase & Business Agreement between EZJR, Inc. and Cabello Real Ltd. dated November 28, 2016		8-K	12/31/16	10.15	11/30/16
10.16	Notice of Cancellation of Marketing and Selling Agreement between EZJR, Inc. and Her Holding Inc. dated November 28, 2016		8-K	12/31/16	10.16	11/30/16
10.17	Share Purchase and Lockup Agreement between EZJR, Inc. and Admaxoffers.com dated November 25, 2016		8-K	12/31/16	10.17	11/30/16
10.18	Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations		8-K	12/31/17	10.18	1/18/17
10.19	Replacement Share Purchase & Business Agreement between Her Imports and Cabello Real Ltd. Dated April 11, 2017	X		12/31/17	10.19	14/12/17
31.1	Certification of Principal Executive Officer and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Her Imports

Date: April 17, 2017	By:	/s/ Barry Hall
	Name:	Barry Hall
	Title:	Executive Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: April 17, 2017	By:	/s/ Denis Betsi
	Name:	Denis Betsi
	Title:	Director and Chief Technology Officer

Date: April 17, 2017	By:	/s/ Juan Hernandez
	Name:	Juan Hernandez
	Title:	Director

Her Imports

AUDIT REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Her Imports

We have audited the accompanying consolidated balance sheets of Her Imports and subsidiary (“The Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Her Imports’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Her Imports and subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

Henderson, Nevada
April 17, 2017

Her Imports

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS

Current assets
Cash	$355,568	$449,675
Receivables	45,576	64,940
Related party receivables	26,612	88,577
Inventories	2,047,453	1,767,832
Prepaid maintenance fees - current	75,000	31,250
Other prepaid expenses	46,411	52,234
Deposits	32,950	17,780
Total current assets	2,629,570	2,472,288

Furniture, equipment and software, net	256,525	307,156
Prepaid maintenance fees - non current	284,375	-
Intangible asset, net	-	1,879,111
Trademark	8,200,000	-
Total assets	$11,370,470	$4,658,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$728,425	$483,155
Income tax liability	127,651	345,376
Notes payable	43,805	21,903
Total current liabilities	899,881	850,434

Total liabilities	899,881	850,434

Stockholders’ equity
Callable $0.072 per share per year non-cumulative dividend, liquidation preference of $1 per share, preferred stock, $0.001 par value, 10,000,000 shares authorized and outstanding and 5,000,000 shares authorized and no shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	10,000	-
Common stock, $0.001 par value, 65,000,000 shares authorized and 24,899,788 shares issued and outstanding and 70,000,000 shares authorized and 16,299,788 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	24,900	16,300
Additional paid-in capital	26,625,497	18,152,037
Accumulated deficit	(16,189,808)	(14,360,216)
Total stockholders’ equity	10,470,589	3,808,121
Total liabilities and stockholders’ equity	$11,370,470	$4,658,555

See accompanying notes to these consolidated financial statements.

Her Imports

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2016	2015
Product sales	$13,574,402	$13,287,173
Cost of product sold	7,806,590	6,706,425
Gross profit	5,767,812	6,580,748

Operating expenses
Royalties	1,202,727	1,259,990
Selling expense	4,374,774	3,767,959
General and administrative expense	887,516	632,305
Total operating expenses	6,465,017	5,660,254

Income (loss) from operations	(697,205)	920,494

Other income (expense)
Gain on sale of subsidiaries	-	1,415,444
Loss on termination of agreement	(1,339,514)	-
Gain on debt settlement	-	11,405
Forgiveness of penalty	-	60,000
Interest income	165	-
Interest expense	(1,706)	(17,549)
Total other income (expense)	(1,341,055)	1,469,300
Income (loss) from continuing operations before benefit (provision) for income taxes	(2,038,260)	2,389,794

Benefit (provision) for income taxes	208,668	(345,376)
Income (loss) from continuing operations after provision for income taxes	(1,829,592)	2,044,418

Loss from discontinued operations	-	(96,604)
Net income (loss)	$(1,829,592)	$1,947,814

Basic income (loss) per share
Continuing operations	$(0.11)	$0.14
Discontinued operations	$-	$(0.01)
Net basic earnings (loss) per share	$(0.11)	$0.13

Diluted income (loss) per share
Continuing operations	$(0.11)	$0.14
Discontinued operations	$0.00	$0.00
Net diluted earnings (loss) per share	$(0.11)	$0.13

Weighted average number of common shares outstanding - basic	17,231,345	15,083,007

Weighted average number of common shares outstanding - fully diluted	17,231,345	15,083,007

See accompanying notes to these consolidated financial statements.

Her Imports

Consolidated Statement of Stockholders’ Equity

Years Ended December 31, 2016 and 2015

	Callable Non-cumulative				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, December 31, 2014	-	-	14,624,788	$13,975	$15,531,862	$(16,308,030)	$82,807
Stock received and retired in exchange for common stock of subsidiaries	-	-	(325,000)	(325)	(422,175)	-	(422,500)
Issuance of common stock in exchange for royalty reduction	-	-	2,000,000	2,000	2,198,000	-	2,200,000

Net income	-	-	-	-	-	1,947,814	1,947,814
BALANCE, December 31, 2015	-	-	16,299,788	16,300	18,152,037	(14,360,216)	3,808,121
Purchase of common stock from shareholder in exchange for note payable	-	-	(150,000)	(150)	(57,790)	-	(57,940)
Issuance of common stock in exchange of software maintenance agreement	-	-	1,500,000	1,500	373,500	-	375,000
Purchase of common stock from shareholder	-	-	(250,000)	(250)	(24,750)	-	(25,000)
Issuance of preferred and common stock in exchange for trademark	10,000,000	10,000	7,500,000	7,500	8,182,500	-	8,200,000
Net loss	-	-	-	-	-	(1,829,592)	(1,829,592)
BALANCE, December 31, 2016	10,000,000	$10,000	24,899,788	$24,900	$26,625,497	$(16,189,808)	$10,470,589

See accompanying notes to these consolidated financial statements.

Her Imports

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(1,829,592)	$2,044,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,047,403	400,066
Write off of intangible assets	1,339,514	-
Non-cash gain on debt settlement	-	(11,405)
Forgiveness of penalty	-	(60,000)
Gain on sale of subsidiaries	-	(1,415,444)
Changes in operating assets and liabilities:
Receivables	19,364	(61,353)
Related party receivables	(300,483)	203,445
Inventories	(279,622)	(929,369)
Prepaid maintenance fees	-	75,000
Other prepaid expenses	5,823	(52,234)
Deposits	(15,170)	28,599
Accounts payable and accrued liabilities	245,271	381,159
Income tax liability	(217,725)	345,376
Net cash provided by operating activities	14,783	948,258

INVESTING ACTIVITIES
Purchase of fixed assets	(47,852)	(77,168)
Purchase of common stock from stockholder	(25,000)	-
Net cash used by investing activities	(72,852)	(77,168)

FINANCING ACTIVITIES
Repayment on related party secured promissory note	-	(700,000)
Repayment on notes payable	(36,038)	(7,067)
Net cash used in by financing activities	(36,038)	(707,067)

CASH FLOWS PROVIDED BY DISCONTINUED OPERATIONS
Net cash provided by operating activities	-	4,748
Net cash provided by discontinued operations	-	4,748

NET CHANGE IN CASH	(94,107)	168,771

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	449,675	280,904
END OF PERIOD	$355,568	$449,675

SUPPLEMENTAL DISCLOSURES:
Interest paid	$603	$13,550
Income taxes paid	$-	$-

Non-cash investing and financing activities
Shares acquired from sale of subsidiaries	$-	$(422,500)
Shares issued of future royalty reduction	$-	$2,200,000
Shares issued for trademark	8,200,000	-
Purchase of software maintenance agreement with common stock	$375,000	$-
Issuance of note payable for buy back of stock from stockholder	$57,940	$-

See accompanying notes to these consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Description of the Company

Her Imports, (previously known as EZJR, Inc.), (“the Company” or the “Registrant” or “Her”), was incorporated on August 14, 2006 under the laws of the State of Nevada as IVPSA Corporation (“IVP”). The Company was incorporated as a subsidiary of Eaton Laboratories, Inc., a Nevada corporation. On January 12, 2017, the Company changed its name from EZJR, Inc. to Her Imports.

Corporate Structure and Business

HER is a retailer of Human Hair Extensions and related haircare and beauty products headquartered in Las Vegas, Nevada. The Company sells its products at retail locations throughout the U.S. and on our Website, www.herimports.com. Additionally, by way of the Company’s proprietary eCommerce platform and strategic leveraging of social media buys, we convert prospects into customers while developing long-term personal relationships and loyal customers.

The Company has one wholly owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation. The primary purpose of Her Marketing is to purchase various media for customer and lead generation. Additionally, Her Marketing acts as a conduit for the implementation and management of the Media Investor Purchase Agreement described below. All employees of the Company are employed by Her Marketing using a Professional Employment Organization otherwise known as a PEO.

Corporate History

On July 25, 2008, EZJR, Inc (“EZJR”), a Nevada corporation, and IVPSA Corporation, entered into an Acquisition Agreement and Plan of Merger. Immediately upon the effectiveness of the merger, the original EZJR, Inc. ceased to exist.

In January 2012, the Company entered into a two-step transaction with OwnerWiz Realty Inc. (“OWR”), a privately held Georgia corporation. The first step of the transaction occurred in January 2012, when an entity owned by the shareholders of OWR and parent company of OW Marketing, Inc. (“OWM”) acquired 1,875,000 shares of restricted common stock shares of EZJR, representing approximately 95.25% of the then total outstanding common stock shares of 1,966,688 shares from the then two major shareholders in a private transaction. The second step of the transaction occurred on March 1, 2012, when the Company, EZJR Acquisition Corporation (“Sub”), a Nevada corporation and subsidiary of the Company and OWR, entered a Share Exchange Agreement and Plan of Merger “Share Exchange” pursuant to which the Sub was merged with and into OWR, with OWR surviving as a wholly-owned subsidiary of the Company. The Company acquired all the outstanding capital stock of OWR in exchange for issuing 195,500 restricted shares of the Company’s common stock, which were issued to two shareholders of OWR. Since the former shareholders of OWR owned over 95% of the outstanding common stock of the Company upon consummation of the Share Exchange, the transaction was recorded as a reverse merger and resulted in a recapitalization with OWR being the acquirer for accounting purposes.

On January 28, 2014, the Company acquired Leading Edge Financial (“LEF”), a private Florida corporation engaged in the business of personal credit management in a stock exchange transaction whereby the Company exchanged 1,146,250 shares of restricted common stock in exchange for 100% of the stock of LEF.

On April 22, 2015, the Company incorporated Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation, as a wholly owned subsidiary. The primary purpose of Her Marketing is to purchase various media for customer and lead generation.

On May 15, 2015, the Company entered into an agreement with AdMaxOffers.com LLC (“Admax”), a shareholder and beneficial owner of the Company to sell all of its ownership interest in OWR and LEF in exchange for Admax returning to the Company 325,000 shares of its common stock (valued at $422,500 at the time of the transaction). Pursuant to this divesture transaction, the majority of the assets and obligations of OWR, LEF, and OWM are no longer the assets and obligations of the Company. As part of the sale of these subsidiaries to Admax, Admax agreed to assume the liabilities for all compensation owed to both the Company’s former Chief Technology Officer and the then Chief Executive Officer. In turn, the Company agreed to assume the following liabilities of OWM and LEF: 1) estimated unpaid payroll taxes of $6,665 plus estimated late fees of $1,033; 2) remaining administrative fees and other fees owed under an Assurance of Voluntary Compliance pursuant to the Fair Business Practice Act with the State of Georgia of approximately $10,000; 3) a customer refund for $1,500; and 4) a $25,000 note payable plus unpaid interest. Additionally, the Company agreed to reimburse Edward Zimbardi and Brenda Zimbardi up to $10,000 for legal fees that they may incur to defend against lawsuits related to any legal decisions that they took on behalf of the Company while serving as an officer of the Company or any of its subsidiaries at the time.

For the year ended December 31, 2015, the operations of OWR, LEF and OWM are accounted for as discontinued operations.

On September 15, 2016, the Company purchased 150,000 common shares of Her from Admax by issuing a promissory note for $60,000 payable monthly in equal installments of $5,000 until fully paid. As part of this transaction Admax agreed that it would not sell any free-trading shares for a period of one year from the transaction date. Assuming an implied interest rate of 6.5% the value of the note booked as a payment was $57,940. On November 25, 2016, the Company purchased an additional 500,000 common shares of Her from Admax for $25,000 cash.

On November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. (“Cabello”), a private United Arab Emeritus company to acquire the exclusive U.S. rights to the Her Imports trademark. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 million shares of unregistered non-voting, non-cumulative, callable preferred stock and 7,500,000 unregistered common stock in the Company. In addition to these rights, the Company also purchased certain other assets owned by Cabello including customer lists and various digital content.

On January 12, 2017, pursuant to a Definitive Information Statement file on Schedule 14c, which was sent to the shareholders of the Company on December 20, 2016, the Company changed its name from EZJR, Inc. to Her Imports.

On January 31, 2017, the Company effected a 1-for- 2 reverse stock split effective January 31, 2017. The par value was not adjusted as a result of the reverse stock split. All references to numbers of shares of our common stock and per-share information in the accompanying financial statements and in these notes to the consolidated financial statements have been adjusted retroactively to reflect the split.

Her Imports’ Business

Her Imports sells human hair extensions and related hair-care and beauty products at retail locations throughout the U.S. and on our Website, www.herimports.com. Additionally, by way of the Company’s proprietary eCommerce platform and strategic leveraging of social media buys, it converts prospects into customers while developing long-term personal relationships and loyal customers. As of December 31, 2016, the Company operated 30 retail locations, all of which are located in the U.S. These locations are primarily in “executive offices suites” such as Regus PLC, where furniture, administrative staff and security are provided. The Company then stocks the location with products and point-of-sale equipment. These locations are leased on a short-term basis (primarily one year or less). Three leases, including our corporate office, have leases longer than one year. This allows the Company to open and close locations with a minimal amount of time and expense. At these locations, the customer is provided with a personal, one-on-one consultation. Additionally, the Company has one “super-store” in Greenbelt Maryland where we have a number of consultants as well as a waiting room. Finally, subsequent to December 31, 2016, the Company opened three mall kiosks where we display and sell a limited amount of hair extensions but also hair-care and styling products. These locations expose foot traffic to the Her Imports brand. Where necessary, the customer can be referred to a location where a confidential and personal, one-on-one consultation is desired.

Agreements with Her Imports, LLC, Her Holding, Inc., and termination of the Agreement

On October 1, 2014, the Company entered into a Marketing and Selling Agreement (the “Agreement”) with Her Imports, LLC (“LLC”), a retailer of human hair extensions and related products. Under the agreement, the Company was to custom design Her’s ecommerce Websites and generate customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns. Finally, the Company was to sell LLC’s products as well as other products to these customers. As part of the Agreement, the Company purchased LLC’s inventory that was on hand at September 30, 2014 in exchange for a Secured Promissory Note. The Company intends to enter into similar agreements with other brands and retailers, some of who will pay a commission to the Company based on the sales generated.

In addition to the Company selling the LLC’s products online, LLC’s products were sold at independent retail store locations. As part of the agreement with Her, the Company reimburses Her for the expenses of these store locations, employee costs, connectivity expenses and certain other expenses as agreed upon. All retail store sales are made by the Company and are processed through a Point-of-Sale (POS) system implemented by the Company. Additionally, the Company reimburses Her for specific customer service costs, warehousing and fulfillment expenses. Finally, the Company pays Her a 10% royalty on net sales. In return, Her provides the Company with assistance in developing and sourcing of products, promotion of products, employee training, customer service and high level store management. On November 14, 2014, the agreement was modified to allow any payments made by the Company on behalf of LLC to be offset against any royalty payments. Effective September 1, 2015, the Company issued 2,000,000 shares of restricted common stock valued at $2,200,000 to Her Holding in exchange for a reduction in the royalty cash payments to 2.5%. Additionally, the Company agreed to pay for certain connectivity, telephony and customer service expenses that heretofore were paid by LLC.

On November 28, 2016, the agreement with Her Holding was terminated and simultaneously, the Company entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. described above. Additionally, the Company hired all Her Imports, LLC and Her Holding employees and assumed all location leases. At the time of the termination of the agreement, the Company wrote off $977,066 in unamortized prepaid royalties and $362,448 of advances to Her Holding that were forgiven in return for termination of the agreement. This resulted in a loss on termination of the agreement of $1,339,514. Finally, as a result of this transaction, Her Imports will now concentrate on the Hair Extension and related products business. It is currently our intention to expand to over 100 retail locations by the end of 2019 and to expand the product offerings on our Website.

eCommerce Platform

On May 28, 2014, the Company entered an Asset Purchase Agreement with Leader Act Ltd HK, (“Leader”) a private Hong Kong corporation to purchase an ecommerce Platform (“Platform”) software program developed and owned by Leader. The Platform entails all aspects of interaction that a company has with its customer, whether it is sales or service-related, provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agrees to service and maintain the software for a period of two years. Subsequently, Leader will be paid to service and maintain the software. For the Platform and service and maintenance, the Company issued Leader 10,000,000 restricted shares of common stock valued at $0.05 per share. For financial reporting purposes, $350,000 of the purchase price was allocated to the Platform and $150,000 was allocated to the software maintenance agreement, which was booked as a prepaid at the date of the acquisition and is being amortized on a straight-line basis over the two-year term of the agreement. This agreement expired in May 2016. On October 13, 2016, the Company entered into a five-year maintenance agreement on the Platform in exchange for 3,000,000 shares of the Company’s common stock valued at $375,000.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement (“MIP”) with Leader. Under the terms of the MIP Agreement, Leader undertakes the responsibility to provide the investment dollars of the “media purchase” for customers and lead generation and to manage this process. In doing so, Leader will create the offers, spend the funds necessary to purchase various media and manage the overall process. The Company’s current on-line offers are focused on selling various consumer products. Leader is also responsible for graphic design, Website design and various other programming expenses. The net revenue from the media purchase will be shared with each party receiving 50 percent after the deduction of certain costs and expenses, including the media purchase, merchant fees, product costs, and affiliate fees. Under the agreement, the Company will be responsible for customer service, network costs, accounting, and other general and administrative costs. Leader can advance the Company up to $500,000, which may be converted, into a total of 5,000,000 restricted common shares of the Company’s stock at the fixed price of $0.10 per share. Once Leader has acquired the 5,000,000 shares of the Company’s stock ownership, the MIP Agreement is no longer in force. Leader had previously advanced the Company the sum of $50,000 for media purchases. On June 26, 2014, these funds were used to purchase 500,000 restricted shares of the Company’s common stock at $0.10 per share. Since September 30, 2014, there has been no activity related to the MIP agreement as the Company has been focusing its marketing efforts on the agreement with Her Imports. However, the Company anticipates that the MIP program will be reactivated at some point in the future.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company (a Nevada Corporation) and its wholly owned subsidiary, Her Marketing Concepts, Inc. All significant intercompany transactions have been eliminated in consolidation.

Basis of Presentation of the Consolidated Financial Statements

The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company (a Nevada corporation) and its subsidiary which is wholly-owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management uses its historical records and knowledge of its business in making estimates. Accordingly, actual results could differ from those estimates.

Discontinued Operations

As described in Note 1, above, on May 15, 2015 the Company sold three wholly-owned subsidiaries as part of an exchange of stock. For financial reporting purposes the sale of these entities is reported as discontinued operations for the year ended December 31, 2015. Because the transaction was an exchange of stock, the transaction was not taxable in accordance with IRC Section 1031.

Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2016, and 2015, the Company’s cash and cash equivalents were on deposit in federally insured financial institutions, and at times may exceed federally insured limits.

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

Accounts Receivable

Accounts receivable represent balances related to products sold for which the Company had not received the related funds from various financial institutions as of the reporting period. Interest is not accrued on accounts receivables and all receivables were received within one week of the end of the reporting period and, as such, the Company has no allowance for doubtful accounts as of December 31, 2016 and 2015.

Fair Value of Financial Instruments

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

The Company did not have any assets measured at fair value on a recurring basis at December 31, 2016 and 2015.

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued salaries, wages and payroll taxes, and other accrued expenses are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Inventories

Inventory is booked at cost or net realizable value on a FIFO basis. The Company evaluates the carrying value of inventory to determine if the carrying value is recoverable at estimated selling prices. To the extent that estimated selling prices do not exceed the associated carrying values, inventory carrying amounts are written down. In addition, the Company inventory on hand or committed with suppliers, that is not expected to be sold within the next twelve months, is considered as excess and thus appropriate write-downs of the inventory carrying amounts are established through a charge to cost of revenues. Significant reductions in product pricing, or changes in technology and/or demand may necessitate additional write-downs of inventory carrying value in the future.

Deposits

Deposits consists of security deposits of $32,950 and $17,780 at December 31, 2016 and 2015, respectively.

Intangible Asset, Net

Intangible assets are comprised primarily of trademarks that represent the Company’s exclusive ownership of the HER trademarks in the US and are inclusive all related social media sites and domain names in the US., all used in connection with the manufacture, sale and distribution of human hair extensions and related beauty products. In accordance with FASB ASC 350, intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. The Company amortizes its trademarks with finite useful lives over their respective useful lives. For the fiscal years ended December 31, 2016, 2015 and 2014 there were no impairments recorded.

Effective September 1, 2015, the Company entered into an agreement with Her Holding, Inc. whereby it issued 4,000,000 shares of restricted common stock valued at $2,200,000 to Her Holding in exchange for a reduction in the royalty cash payments to 2.5%. Additionally, the Company agreed to pay for certain connectivity, telephony and customer service expenses that heretofore were paid by Her Holding. For financial statement reporting purposes, the value of the stock paid to Her Holding was treated as an intangible asset to be amortized into expense until the reduction in royalties paid totals $2,200,000. During the years ended December 31, 2016 and 2015, amortization of the intangible asset was $902,045 and $320,889, respectively. The amount of intangible asset amortized was calculated by taking the difference between the royalty calculation at previous royalty rate of 10% and the new rate of 2.5%. As described in Note 1, on November 28, 2016, the unamortized balance of the intangible at that time was $977,066 which was written off upon termination of the agreement.

Impairment Assessments of Trademark

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. (“Cabello”), a private United Arab Emeritus company to acquire the exclusive U.S. rights to the Her Imports trademark. The value of the trademark at the time of its purchase was estimated to be $8,200,000. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. To estimate the fair value of long-lived asset, the Company typically makes various assumptions about the prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to software during the year ended December 31, 2016.

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

Revenue Recognition

Product Sales

The Company, through the Her Imports retail locations and its eCommerce Website, www.herimports.com, sells a variety of hair extensions and related products. In the stores, customers pay for the products using either cash, a debit card or a credit card. In the case of cash sales at the store, the store manager makes a nightly deposit of the cash, rounded down to a dollar. For cash sales, the Company recognizes the sale when the deposit is recorded into the Company’s account by the bank. For credit card and debit sales, the Company recognizes the sale when the card is charged.

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

Impairment Assessments of Purchased Software

On May 28, 2014, the Company purchased, for 5,000,000 shares of restricted shares of common stock, an eCommerce software program. The value of the software is amortized over five years. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. To estimate the fair value of long-lived asset, the Company typically makes various assumptions about the prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to software during the years ended December 31, 2016 and 2015.

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

Reverse Stock Split

All references to numbers of shares of our common stock and per-share information in the accompanying financial statements have been adjusted retroactively to reflect the Company’s 1-for- 2 reverse stock split effected on January 31, 2017. The par value was not adjusted as a result of the reverse stock split.

Stock-based compensation

The Company records stock-based compensation issued to external entities for goods and services at either the fair market value of the shares issued or the value of the services received, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation. These reclassifications had no effect on previously reported results of operations. The Company reclassified certain expense accounts to conform to the currents year’s treatment.

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

ASU 2015-17

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires that all deferred income tax assets and liabilities be presented as noncurrent in the balance sheet. The pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2018 with early application permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

ASU 2016-02

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

The Company’s results from discontinued operations are summarized below. These operating results for the year ended December 31, 2015 do not necessarily reflect what they would have been had these three previous subsidiaries not been classified as discontinued operations.

Year ended
December 30, 2015
Revenues	$60,955
Cost of revenues	(5,568)
Commission expenses	(15,464)
Selling expense	(37,835)
General and administrative expenses	(66,892)
Interest expense	(31,800)
Loss from discontinued operations	$(96,604)

During the year ended December 31, 2015, the Company recorded a gain on the sale as follows:

Common stock received and cancelled	$422,500
Liabilities released	1,006,074
Intercompany payables forgiven	8,034
Carrying value of assets sold	(14,878)
Intercompany receivables forgiven	(6,186)
Investment in LEF	(100)
Net gain on sale of subsidiaries	$1,415,444

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2016	2015
Software	$359,315	$356,005
Computers and equipment	67,878	38,610
Furniture	28,349	21,197
Leasehold improvements	19,476	11,354
	475,018	427,166
Accumulated depreciation and amortization	(218,493)	(120,010)
Property and equipment, net	$256,525	$307,156

Depreciation and amortization expense on property, plant and equipment for the years ended December 31, 2016 and 2015 was $98,483 and $20,876, respectively.

5. Related Party Transactions

Related Party Accounts Receivable and Payable

As discussed in Note 1, above, on September 1, 2015, the Company issued 2,000,000 shares of common stock to Her Holding resulting in Her Holding having a 12.2% interest in EZJR. On December 31, 2015, the Company had a receivable balance of $88,577, respectively, from Her related to payments made by the Company and on behalf of Her, partially offset by royalties earned by Her Holding under the Marketing and Selling Agreement with Her Holding also described in Note 1. On November 28, 2016, the Company forgave $362,447 of an advance made to Her Holding as part of the termination of the agreement with Her Holding.

Royalty Expense

During the year ended December 31, 2016 the Company recognized royalty expense of $1,202,727 of which $902,045 was the result of the amortization of the intangible asset described in Note 2, above. During the years ended December 31, 2015 the Company recognized royalty expense of $1,259,990 of which $320,889 was the result of the amortization of the intangible asset.

6. Commitments and Contingencies

Leases

At December 31, 2016, the Company had leased 33 different facilities including its corporate headquarter, retail locations, storage facilities and offices for customer service. Future lease obligation for these facilities are as follows:

Year	Amount
2017	$235,317
2018	49,585
2019	37,800
2020	12,600
Total	$335,302

Rent expense for the years ended December 31, 2016 and 2015 was $434,382 and $287,523, respectively.

Concentrations

As of December 31, 2016, the Company had only ten qualified vendors that provide it with its hair extension products. Quality among these vendors can vary greatly between orders and the predominance of hair is purchased from on two of these vendors. Should any of these vendors fail to deliver quality products to the Company on a timely basis, our operations could be adversely affected. Additionally, in the past prices among vendors have fluctuated and as a result, it is difficult to predict the cost of our product. The Company is actively attempting to source additional qualified hair extension vendors but there can be no assurance that it will succeed in this effort. The Company sources its hair care products from one vendor. There are numerous suppliers of styling tools as this is a commodity product.

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

7. Promissory Notes

As discussed in Note 1 to these financial statements, on May 15, 2015, the Company entered into an agreement with AdMaxOffers.com LLC (“Admax”), a shareholder and beneficial owner of the Company to sell all stock in OWR and LEF in exchange for Admax returning to the Company 650,000 shares of common stock of the Company. As part of the agreement the Company assumed a $25,000 Note payable plus unpaid interest. Through September 30, 2015 unpaid interest on the note was $15,375. On September 30, 2015, the Company entered into a Settlement Exchange Agreement with the noteholders for a new note with a face value of $30,000 and twelve monthly payments due of $2,500. Assuming an implied interest rate on the new note of 6.5%, the difference between the payments due and the amount of the previous note plus accrued interest was $10,405 which has been recognized as other income. As of December 31, 2015, the remaining outstanding balance was $21,903. This note was fully paid in 2016.

On September 15, 2016, the Company purchased 300,000 common shares of EZJR from Admanxoffers.com by issuing a promissory note for $60,000 payable monthly in equal installments of $5,000 until fully paid on October 1, 2017. As part of this transaction Admax agreed that it would not sell any free-trading shares for a period of one year from the transaction date. Assuming an implied interest rate of 6.5%, the value of the note booked as a payment was $57,940. At December 31, 2016, the remaining outstanding balance on the note was $53,254. For the year ended December 31, 2016, interest expense on the note was $551.

8. Stockholders’ Equity

On January 31, 2017, the Company effected a 1-for- 2 reverse stock split effective January 31, 2017. The par value was not adjusted as a result of the reverse stock split. All references to numbers of shares of our common stock and per-share information in the accompanying financial statements and in these notes to the consolidated financial statements have been adjusted retroactively to reflect the split.

Callable Non-cumulative Preferred Stock

On November 28, 2016, the Company closed an Asset Share Purchase & Business Agreement with Cabello Real Ltd. (“Cabello”), a private United Arab Emeritus company to acquire the exclusive U.S. rights to the Her Imports trademark. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of unregistered non-voting, non-cumulative, callable preferred stock with a dividend rate of $0.072 per share per annum and a liquidation preference of $1.00 per share. %. In addition, the Cabello received 7,500,000 shares of common stock. Both the preferred stock and common stock issued were unregistered.

Additionally, the Company applied with the State of Nevada for the approval of the Certificate of Designations, Preferences, and Rights of Callable Non-cumulative Preferred Stock. The Certificate designated 10 million shares as Callable Non-cumulative Preferred Stock at a par value of $.001 per share.

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. (“Cabello”), a private United Arab Emeritus company to acquire the exclusive U.S. rights to the Her Imports trademark. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of unregistered non-voting, non-cumulative, callable preferred stock and 7,500,000 unregistered common stock with a combined value of $8,200,000. All shares of Callable Preferred Stock rank superior to all of the Company’s preferred stock and common stock currently outstanding and hereafter issued, as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (with the exception of a merger), including the payment of dividends. The callable preferred stock is subject to a monthly dividend payment equal to a rate of $0.072 per share of preferred stock per annum. The declaration and payment of the dividend on a monthly basis is subject to the approval of the Company’s Board of Directors. Such dividend is non-cumulative should the Company not pay the dividend. The Corporation has a right of first refusal to purchase the callable preferred stock, should the shareholder decide to sell all or part of their callable preferred stock. The callable preferred stock has no voting rights.

At December 31, 2016, the Company had 10,000,000 shares of preferred stock authorized and outstanding and 65,000 shares of common stock authorized and 24,899,788 issued and outstanding. At December 31, 2015, the Company had 5,000,000 shares of preferred stock authorized with none outstanding and 70,000 shares of common stock authorized and 16,299,788 issued and outstanding.

As described in Note 7, above, on September 15, 2016 the Company purchased and retired 300,000 shares of the Company’s common stock from Admax. Subsequently, on November 25, 2016, the Company purchased and retired an additional 500,000 common shares of EZJR from Admax.

As described in Note 1, on October 13, 2016, the Company entered into a five-year maintenance agreement on its eCommerce platform with Leader in exchange for 3,000,000 shares of the Company’s common stock valued at $375,000.

On September 1, 2015, we issued 2,000,000 shares of restricted common stock valued at $1.10 per share to Her Holding, Inc. in exchange for a reduction a royalty payable to Her based on net sales.

9. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. An approximate estimated blended tax rate of 30.2% has been used to calculate the provision for taxes based on income for the year ended December 31, 2016 and 38.25% for the year ended December 31, 2015. For financial reporting purposes the provision for income taxes is based on pre-tax loss of $690,956 for the year ended December 31, 2016 and a pre-tax income of $902,945 for the year ended December 31, 2015, respectively. The provision (benefit) for income taxes for the years ended December 31, 2016 and 2015 consisted of the following:

	Year Ended
	December 31, 2016	December 31, 2015

U.S. Federal	$259,624	$(300,229)
U.S. State	(50,955)	(45,147)
Total	208,669	(345,376)
Deferred	-	-
Total benefit (provision) for income taxes	$208,669	$(345,376)

10. Subsequent Events

On January 12, 2017, the Company entered into a Business Purchase Agreement with EnzymeBioSystems, Inc. (“EnzymeBio”), a Nevada corporation, whereby the Company purchased 100% ownership of EnzymeBio’s wholly owned subsidiary, Share Acquisition Corp. (“SAC”), a Nevada corporation in exchange for approximately 55,000 shares of the Company’s unregistered restricted common stock and $25,000 cash. On February 28, 2017, EnzymeBio spun-out SAC as a dividend. Pursuant to the Business Purchase Agreement and NRS 92A.180, SAC was acquired and merged into the Company. Restricted common shares of the Company were exchanged on a pro-rata one-for-one ownership basis. After the exchange takes place, SAC will be collapsed into the Company and subsequently dissolved with the Nevada Secretary of State. To help facilitate the transaction, the CEO of SAC is the CEO of the Company. The Company agreed to acquired SAC for the sole purpose to increase its shareholder base.

On January 2, February 3, March 3, and April 3, 2017, upon approval by the Board of Directors, the Company paid preferred stock dividends of $60,000 to Cabello related to the 10,000,000 shares of callable, non-voting, non-cumulative preferred stock.

On January 31, 2017, the Company effected a 1-for-2 reverse stock split. The par value of the stock was not adjusted as a result of the reverse stock split. All references to numbers of shares of our common stock and per-share information in the accompanying financial statements and in these notes to the consolidated financial statements have been adjusted retroactively to reflect the split.

