Form 10-Q
period 2017-03-31
Her Imports
filed 2017-06-14
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

See definitions of “large accelerated filer,” “accelerated filer,” “Smaller reporting company,” and “emerging growth company” in Rule 12-b of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 12, 2017, the registrant’s outstanding common stock consisted of 24,899,788 shares, $0.001 par value. Authorized – 65,000,000 common shares.

Table of Contents

Her Imports

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2017

Her Imports

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets
Cash	$346,921	$355,568
Receivables	137,156	45,576
Related Party receivable	94,521	26,612
Inventories	2,258,703	2,047,453
Prepaid maintenance fees - current	75,000	75,000
Other prepaid expenses	83,489	46,411
Deposits	356,179	32,950
Total current assets	3,351,969	2,629,570

Property, equipment and software, net	251,004	256,525
Prepaid maintenance fees - non current	265,625	284,375
Other Asset	25,000	-
Trademark	8,200,000	8,200,000
Total assets	$12,093,598	$11,370,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$998,248	$728,425
Income tax liability	357,263	127,651
Notes payable	29,599	43,805
Total current liabilities	1,385,110	899,881

Total liabilities	1,385,110	899,881

Stockholders’ equity
Callable $0.072 per share per year non-cumulative dividend liquidation preference of $1.00 per share, preferred stock, $0.001 par value, 10,000,000 shares authorized and outstanding as of March 31, and December 31, 2016, respectively	10,000	10,000
Common stock, $0.001 par value, 65,000,000 shares authorized and 24,899,788 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	24,900	24,900
Additional paid-in capital	26,625,497	26,625,497
Accumulated deficit	(15,951,909)	(16,189,808)
Total stockholders’ equity	10,708,488	10,470,589
Total liabilities and stockholders’ equity	$12,093,598	$11,370,470

See accompanying notes to these condensed consolidated financial statements.

Her Imports

Condensed Consolidated Statements of Income

(Unaudited)

	For the Three Months
	March 31,
	2017	2016
Product sales	$4,361,020	$4,172,312
Cost of products sold	2,135,064	2,094,898
Gross profit	2,225,956	2,077,414

Operating expenses
Royalties	-	381,994
Selling expense	1,264,781	1,246,348
General and administrative expense	312,846	219,786
Total operating expenses	1,577,627	1,848,128

Income from operations	648,329	229,286

Other (expense) income
Interest income	49	-
Interest expense	(866)	(317)
Total other (expense) income	(817)	(317)
Income before provision for income taxes	647,512	228,969

Provision for income taxes	(229,613)	(87,626)
Net income attributable to Company	417,899	141,343
Preferred stock dividends	(180,000)	-
Net income available to common stockholders	$237,899	$141,343

Net basic income per share attributable to common Stockholders: basic and diluted	$0.01	$0.01

Weighted average number of common shares outstanding: basic and diluted	24,899,788	16,299,788

See accompanying notes to these condensed consolidated financial statements.

Her Imports

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Month Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$417,899	$141,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,428	310,090
Changes in operating assets and liabilities:
Receivables	(91,580)	(16,486)
Related party receivables	(67,909)	(256,205)
Inventories	(211,250)	(115,830)
Prepaid maintenance fees	18,750	18,750
Other prepaid expenses	(37,078)	17,014
Deposits	(323,229)	(288,536)
Accounts payable and accrued liabilities	269,823	145,547
Income tax liability	229,612	87,626
Net cash provided by operating activities	232,466	43,313

INVESTING ACTIVITIES
Purchase of fixed assets	(21,907)	(7,685)
Investment in subsidiary	(25,000)	-
Net cash used in investing activities	(46,907)	(7,685)

FINANCING ACTIVITIES
Repayment on notes payable	(14,206)	(7,183)
Cash paid for preferred stock dividends	(180,000)	-
Net cash used in financing activities	(194,206)	(7,183)

NET (DECREASE) INCREASE IN CASH	(8,647)	28,445

CASH - BEGINNING OF PERIOD	355,568	449,675
CASH - END OF PERIOD	$346,921	$478,120

SUPPLEMENTAL DISCLOSURES:
Interest paid	$944	$317
Income taxes paid	$-	$-

See accompanying notes to these condensed consolidated financial statements.

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

Corporate Structure and Business

HER is a retailer of Human Hair Extensions and related haircare and beauty products headquartered in Las Vegas, Nevada. The Company sells its products at retail locations throughout the U.S. and on our Website, www.herimports.com. As of March 31, 2017, the Company operated 35 retail locations, all of which are located in the U.S. These locations are primarily in “executive offices suites” such as Regus PLC, where furniture, administrative staff and security are provided. The Company then stocks the location with products and point-of-sale equipment. These locations are leased on a short-term basis (primarily one year or less). Three leases, including our corporate office, have leases longer than one year. This allows the Company to open and close locations with a minimal amount of time and expense. At these locations, the customer is provided with a personal, one-on-one consultation. Additionally, the Company has one “super-store” in Greenbelt Maryland where we have a number of consultants as well as a waiting room. Finally, the Company operates three mall kiosks where we display and sell a limited amount of hair extensions but also hair-care and styling products. These locations expose foot traffic to the Her Imports brand. Where necessary, the customer can be referred to a location where a confidential and personal, one-on-one consultation is desired.

The Company has one wholly owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation incorporated in April 22, 2015. The primary purpose of Her Marketing is to purchase various media for customer and lead generation on behalf of the Company. Additionally, Her Marketing acts as a conduit for the implementation and management of the Media Investor Purchase Agreement described below. All employees of the Company are employed by Her Marketing using a Professional Employment Organization otherwise known as a PEO.

Agreement with Cabello Real Ltd.

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

In addition to the Company selling the LLC’s products online, LLC’s products were sold at independent retail store locations. As part of the agreement with Her, the Company reimburses Her for the expenses of these store locations, employee costs, connectivity expenses and certain other expenses as agreed upon. All retail store sales are made by the Company and are processed through a Point-of-Sale (POS) system implemented by the Company. Additionally, the Company reimbursed LLC for specific customer service costs, warehousing and fulfillment expenses. Finally, the Company paid LLC a 10% royalty on net sales. In return, LLC provides the Company with assistance in developing and sourcing of products, promotion of products, employee training, customer service and high level store management. On November 14, 2014, the Agreement was modified to allow any payments made by the Company on behalf of LLC to be offset against any royalty payments. On March 7, 2015, the Agreement was transferred to Her Holding, Inc (“Holding”). As part of the assignment LLC transferred all rights, obligations and interest in the Agreement. Effective September 1, 2015, the Company issued 2,000,000 shares of restricted common stock valued at $2,200,000 to Holding in exchange for a reduction in the royalty cash payments to 2.5%. Additionally, the Company agreed to pay for certain connectivity, telephony and customer service expenses that previously were paid by LLC.

On November 28, 2016, the Agreement with Holding was terminated and simultaneously, the Company entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. described above. Additionally, the Company hired certain LLC and Holding employees and assumed three location leases in the name of LLC. At the time of the termination of the Agreement, the Company wrote off $977,066 in unamortized prepaid royalties and $362,448 of advances to Holding that were forgiven in return for termination of the agreement. This resulted in a loss on termination of the agreement of $1,339,514.

eCommerce Platform

On May 28, 2014, the Company entered an Asset Purchase Agreement with Leader Act Ltd HK, (“Leader”) a private Hong Kong corporation to purchase an ecommerce Platform (“Platform”) software program developed and owned by Leader. The Platform entails all aspects of interaction that a company has with its customer, whether it is sales or service-related, provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agreed to service and maintain the software for a period of two years. For the Platform and service and maintenance, the Company issued Leader 5,000,000 restricted shares of common stock valued at $0.10 per share for a total of $500,000. For financial reporting purposes, $350,000 of the purchase price was allocated to the Platform and $150,000 was allocated to the software maintenance agreement based on the fair market value of a service maintenance contract provided to other Third Parties. This allocation was booked as a prepaid at the date of the acquisition and was amortized on a straight-line basis over the two-year term of the agreement. This agreement expired in May 2016. On October 13, 2016, the Company entered into a five-year maintenance agreement on the Platform in exchange for 1,500,000 shares of the Company’s common stock valued at $375,000 based on the fair market value of a service maintenance contract provided to other Third Parties which approximates the fair market value of the shares at the time they were issued.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement (“MIP”) with Leader. Under the terms of the MIP Agreement, Leader undertakes the responsibility to provide the investment dollars of the “media purchase” for customers and lead generation and to manage this process. In doing so, Leader will create the offers, spend the funds necessary to purchase various media and manage the overall process. The Company’s current on-line offers are focused on selling various consumer products. Leader is also responsible for graphic design, Website design and various other programming expenses. The net revenue from the media purchase will be shared with each party receiving 50 percent after the deduction of certain costs and expenses, including the media purchase, merchant fees, product costs, and affiliate fees. Under the agreement, the Company will be responsible for customer service, network costs, accounting, and other general and administrative costs. Leader can advance the Company up to $500,000, which may be converted, into a total of 5,000,000 restricted common shares of the Company’s stock at the fixed price of $0.10 per share. Once Leader has acquired the 5,000,000 shares of the Company’s stock ownership, the MIP Agreement is no longer in force. Leader had previously advanced the Company the sum of $50,000 for media purchases. On June 26, 2014, these funds were used to purchase 500,000 restricted shares of the Company’s common stock at $0.10 per share. Since September 30, 2014, to the date of these financial statements there has been no activity related to the MIP agreement as the Company has been focusing its marketing efforts on the agreement with Her Imports and the selling of human hair extensions and related products. However, subsequent to the date of the financial statements Leader implemented one MIP program. The results of this program have yet to be determined.

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

Basis of Presentation of the Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016.

On January 31, 2017, the Company effected a 1-for-2 reverse stock split effective January 31, 2017. The par value was not adjusted as a result of the reverse stock split. All references to numbers of shares of our common stock and per-share information in the accompanying financial statements and in these notes to the condensed consolidated financial statements have been adjusted retroactively to reflect the split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to the fair values of stock based awards, income taxes and contingent liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to the consolidated financial position and results of operations.

Cash

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2017, and December 31, 2016, the Company’s cash consisted of cash on deposit with banks.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The Federal Deposit Insurance Corporation (FDIC) insures deposits up to $250,000 for any single account at the Company’s financial institutions. From time-to-time one or more of the Company’s bank accounts may exceed the FDIC insurance limits.

Receivables

Receivables represent balances related to products sold for which the Company had not received the related funds from various financial institutions as of the reporting period. Interest is not accrued on accounts receivables and all receivables were received within one week of the end of the reporting period and, as such, the Company has no allowance for doubtful accounts as of March 31, 2017 and December 31, 2016.

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

The Company did not have any assets measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016.

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other accrued liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

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

Deposits

	March 31, 2017	December 31, 2016
Deposits on Products	$315,931	$-
Security Deposits	40,248	32,950
Total	$356,179	$32,950

Intangibles

Intangible assets are comprised primarily of trademarks that represent the Company’s exclusive ownership of the HER trademarks in the US and are inclusive all related social media sites and domain names in the US., all used in connection with (consisting of the name, Her Imports and the Her Imports Logo) the manufacture, sale and distribution of human hair extensions and related beauty products. In accordance with Financial Accounting Standards Board Accounting Standard Codification 350 (FASB ASC 350), intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists through the use of discounted cash flow models. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. For the three months ended March 31, 2017 and there were no impairments recorded.

Impairment Assessments of Intangibles

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. (“Cabello”), a private United Arab Emeritus company to acquire the exclusive U.S. rights to the Her Imports trademark as well as other assets. The value of the trademark at the time of its purchase was estimated to be $8,200,000. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. To estimate the fair value of long-lived asset, the Company typically makes various assumptions about the prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to the trademark through March 31, 2017.

Property, Equipment and Software, net

Property equipment and software are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Furniture and fixtures	5 years
Computers and equipment	3 years
Software	5 years
Kiosks	3 years
Leasehold improvement	remaining life of the lease

On May 28, 2014, the Company purchased, for 5,000,000 shares of restricted shares of common stock, an eCommerce software program totaling $350,000. The software is amortized over five years. Amortization expense for the both the three months ended March 31, 2017 and 2016 was $17,500. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. To estimate the fair value of long-lived asset, the Company typically makes various assumptions about the prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to software during the three months ended March 31, 2017 and 2016.

Revenue Recognition

The Company, through the Her Imports retail locations and its eCommerce Website, www.herimports.com, sells a variety of hair extensions and related products.

Revenue is recognized at the “point of sale” in the stores. Customers pay for the products using either cash, a debit card or a credit card. In the case of cash sales at the store, the store manager makes a nightly deposit of the cash. For credit card and debit sales, the Company recognizes the sale when the card is charged and approved. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized. Sales tax collected from customers is excluded from revenue and is included in accrued liabilities on our Consolidated Balance Sheets.

Product purchases on the Website are paid for using either debit cards, credit cards, PayPal, or an independent financing company. Revenue for Website product sales are recognized upon shipment of the product. Also included in revenue is shipping revenue from our e-commerce customers. Sales taxes collected from retail customers are excluded from reported revenues.

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

Stock-based compensation

The Company records stock-based compensation issued to external entities for goods and services at either the fair market value of the shares issued or the value of the services received, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30. There was no stock based compensation for the quarters ended March 31, 2017 and 2016.

Recent Accounting Pronouncements

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

3. Property, Equipment and Software

Property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Software	$353,310	$359,315
Computers and equipment	90,201	67,878
Furniture	28,925	28,349
Kiosks	2,595	-
Leasehold improvements	19,476	19,476
subtotal	494,507	475,018
Accumulated depreciation and amortization	(243,503)	(218,493)
Property, equipment and software, net	$251,004	$256,525

Depreciation and amortization expense on property, plant, equipment and software for the three months ended March 31, 2017 and 2016 was $27,428 and $23,594, respectively.

4. Sales tax payable

The Company is delinquent in filing sales tax returns for certain states (including the remittance of taxes), for which the Company has transacted business. The Company has recorded tax obligations plus interest and penalties estimated to be approximately $113,000, computed through March 31, 2017, which are included in accounts payable and accrued liabilities on the balance sheet. The Company is in the process of determining its regulatory requirements in order to become compliant.

5. Related Party Transactions

Related Party Accounts Receivable and Payable

As discussed in Note 1, on September 1, 2015, the Company issued 2,000,000 shares of common stock to Her Holding resulting in Her Holding having a 12.2% interest in Her Import. During the time of the agreement the Company made payments on the part of Her Holding that were partially offset by royalties earned by Her Holding under the Marketing and Selling Agreement with Her Holding also described in Note 1. On November 28, 2016, the Company forgave $362,447 of an advance made to Her Holding as part of the termination of the agreement with Her Holding.

At March 31, 2017 and December 31, 2016, the Company had a receivable from Cabello Real Ltd, a stockholder, of $94,521 and $26,612 that resulted from payments made by the Company on behalf of Cabello. The Company has the right to offset this receivable against any future dividend payments owed Cabello related to the preferred stock described in Note 1. As described in Note 10, subsequent to March 31, 2017, a dividend of $60,000 was declared and offset against the receivable.

Royalty Expense

During the three months ended March 31, 2016 the Company recognized royalty expense of $381,994 of which $286,496 was the result of the amortization of the intangible asset described in Note 2. There was no royalty expense during the three months ended March 31, 2017 due to the termination of the Agreement in November 2016.

6. Commitments and Contingencies

Leases

At March 31, 2017, the Company had leased 38 different facilities including its corporate headquarter, active retail locations, one inactive retail location, storage facility and offices for customer service. Future lease obligation for these facilities are as follows:

Year	Amount
2017 (remaining nine months)	$244,755
2018	53,333
2019	37,800
2020	12,600
Total	$348,488

Rent expense for the three months ended March 31, 2017 and 2016 was $153,303 and $101,678, respectively.

Executive Compensation

On February 1, 2017, the Company renewed employment contracts with its CEO and CTO. The contracts run for a period of two years. Under the contracts the CEO is paid twice monthly at a annual amount $200,400 per year and the CTO is paid twice monthly at a rate of $240,000 per year. Both contracts have a term of two years but are currently being renegotiated.

Concentrations

As of March 31, 2017, the Company had only ten qualified vendors that provide it with its hair extension products. The Company sources its hair care products from one vendor. There are numerous suppliers of styling tools as this is a commodity product. During the three months ended March 31, 2017 the Company purchased hair products from seven different vendors, however, two vendors accounted for approximately 96.0% of all hair products purchased.

Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. On or about September 5, 2015, the Company received a summons naming it in a civil action against Her Imports, LLC, Her Imports New York, LLC, Her Holding, Inc. and EZJR, Inc (now Her Imports) from a former independent contractor of Her Imports, LLC. The complaint claims unpaid wages and overtime wages in violation of New York Labor Law, among other things. No specific damages are mentioned in the complaint. The Company subsequently answered the complaint and denied any wrongdoing as EZJR had no relationship with the contractor, whatsoever. At this point in the litigation it is impracticable to foresee the outcome, however, the Company believes it has meritorious defense and is vigorously defending this litigation.

7. Promissory Notes

On September 15, 2016, the Company purchased 150,000 common shares of Her Imports from Admanxoffers.com by issuing a promissory note for $60,000 payable monthly in equal installments of $5,000 until fully paid on October 1, 2017. As part of this transaction Admax agreed that it would not sell any free-trading shares for a period of one year from the transaction date. Assuming an implied interest rate of 6.5%, the value of the note booked as a payment was $57,940. At March 31, 2017 and December 31, 2016, the remaining outstanding balance on the note was $29,599 and $43,805, respectively. For the three months ended March 31, 2017, interest expense on the note was $634.

8. Stockholders’ Equity

On January 31, 2017, the Company effected a 1-for- 2 reverse stock split effective January 31, 2017. The par value was not adjusted as a result of the reverse stock split. All references to numbers of shares of our common stock and per-share information in the accompanying financial statements and in these notes to the condensed consolidated financial statements have been adjusted retroactively to reflect the split.

On January 12, 2017, the Company entered into a Business Purchase Agreement with EnzymeBioSystems, Inc. (“EnzymeBio”), a Nevada corporation, whereby the Company entered into an agreement to purchased 100% ownership of EnzymeBio’s wholly owned subsidiary, Share Acquisition Corp. (“SAC”), a Nevada corporation in exchange for approximately 55,000 shares of the Company’s unregistered restricted common stock and $25,000 cash. On February 28, 2017, EnzymeBio spun-out SAC as a dividend. Pursuant to the Business Purchase Agreement and Nevada Revised Stature 92A.180 (Merger of a subsidiary into parent or parent into subsidiary), SAC will be acquired and merged into the Company. Restricted common shares of the Company will be exchanged on a pro-rata one-for-one ownership basis. After the exchange takes place, SAC will be collapsed into the Company and subsequently dissolved with the Nevada Secretary of State. To help facilitate the transaction, the CEO of SAC is the CEO of the Company. The Company agreed to acquired SAC for the sole purpose to increase its shareholder base. As of the date of these financial statements the $25,000 had been paid, however, the share exchange has not taken place and the agreement has not been consummated. As a result, the $25,000 payment is recorded under Other Asset on the balance sheet.

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with, a private United Arab Emeritus company to acquire the exclusive U.S. rights to the Her Imports trademark. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of unregistered non-voting, non-cumulative, callable preferred stock and 7,500,000 unregistered common stock with a combined value of $8,200,000. All shares of Callable Preferred Stock rank superior to all of the Company’s preferred stock and common stock currently outstanding and hereafter issued, as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (with the exception of a merger), including the payment of dividends. The callable preferred stock is subject to a monthly dividend payment equal to a rate of $0.072 per share of preferred stock per annum. The declaration and payment of the dividend on a monthly basis is subject to the approval of the Company’s Board of Directors. Such dividend is non-cumulative should the Company not pay the dividend. The Corporation has a right of first refusal to purchase the callable preferred stock, should the shareholder decide to sell all or part of their callable preferred stock. The callable preferred stock has no voting rights. Upon approval by the Board of Directors, the Company paid preferred stock dividends of $180,000 ($60,000 each month) to Cabello related to the 10,000,000 shares of callable, non-voting, non-cumulative preferred stock. Because the dividends on the preferred stock are non-cumulative and as this discretion of the Company, these preferred shares are considered to be equity.

At March 31, 2017 and December 31, 2016, the Company had 10,000,000 shares of preferred stock authorized and outstanding and 65,000,000 shares of common stock authorized and 24,899,788 issued and outstanding.

As described in Note 7, above, on September 15, 2016 the Company purchased and retired 150,000 shares of the Company’s common stock from Admax for a promissory note in the amount of $60,000. Subsequently, on November 25, 2016, the Company purchased and retired an additional 250,000 common shares of EZJR from Admax for cash in the amount of $25,000.

As described in Note 1, on October 13, 2016, the Company entered into a five-year maintenance agreement on its eCommerce platform with Leader in exchange for 1,500,000 shares of the Company’s common stock valued at $375,000 based on the fair market value of a service maintenance contract provided to other Third Parties which approximates the fair value of the common stock at the time it was issued.

9. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. An approximate estimated blended tax rate of 35.4% was used to calculate the provision for taxes based on income for the three months ended March 31, 2017 and 38.25% for the year ended March 31, 2016. For financial reporting purposes the provision for income taxes is based on pre-tax income of $647,512 for the three months ended March 31, 2017 and a pre-tax income of $228,969 for the three months ended March 31, 2017 and 2016, respectively. The provision for income taxes for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three Months Ended
	March 31, 2017	March 31, 2016
U.S. Federal	$215,608	$76,178
U.S. State	14,005	11,448
Total	229,613	87,626
Deferred	-	-
Total provision for income taxes	$229,613	$87,626

10. Subsequent Events

On April 20, 2017, Her Imports (“EZJR” or “the Company”) entered into a Marketing and Selling Agreement with Cabello Real FDE, owner of a hair care product line called OSIworks, whereby the Company can exclusively purchase, market and sell OSIworks’ products in the United States.

On April 30, 2017, by Unanimous Written Consent, the Board of Directors approved a $60,000 dividend payment related to 10,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd. This dividend was paid on May 4, 2017. On June 2, 2017, by Unanimous Written Consent, the Board of Directors approved another $60,000 dividend payment. This dividend was offset against the related party receivable owed to cabello by the Company.

Her Imports is referred to herein as “we”, “our” or “us”.

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

The following discussion and analysis compares our results of operations for the three months ended March 31, 2017 and March 31, 2016. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and our Form 10-K for our fiscal year ending December 31, 2016 filed with the Securities and Exchange Commission on April 17, 2017.

Risks, Trends and Uncertainties

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and also subject to business trends, risks and uncertainties. The factors impacting these trends, risks and uncertainties include, but are not limited to:

●	Whether we can raise additional financing for working capital and product development;
●	Whether we can identify Internet marketing approaches;
●	Whether there is a deterioration in general or regional economic, market and political conditions;
●	Our accounting policies and methods may require management to make estimates about matters that are inherently uncertain;
●	Whether there are adverse state or federal legislation or regulation that increases the costs of compliance;
●	Whether we can efficiently manage our operations and effectively implement our strategies;
●	Whether we can compete against our competitors, many of which have greater operational, financial, and human resources; and
●	Whether we can accurately predict industry and market trends

Business Organization and Overview

We were incorporated in Nevada on August 14, 2006 as IVPSA Corporation (“IVP”). We were incorporated as a subsidiary of Eaton Laboratories, Inc., a Nevada corporation. Our one wholly owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), is a Nevada Corporation. On January 12, 2017, the we changed our name from EZJR, Inc. to Her Imports.

We are a retailer of Human Hair Extension and related haircare and beauty products headquartered in Las Vegas, Nevada. We sell our products at retail locations throughout the U.S. and on our Website at www.herimports.com. Additionally, by way of our proprietary eCommerce platform and strategic leveraging of social media buys, we convert prospects into customers while developing long-term personal relationships and loyal customers. Our retail locations are primarily leased on a short-term basis (one year or less). This allows the Company to open and close locations with a minimal amount of time and expense. At these locations, the customer is provided with a personal, one-on-one consultation. Additionally, the Company has one “super-store” in Greenbelt Maryland where we have a number of consultants as well as a waiting room. Finally, the Company operates three mall kiosks where we display and sell a limited amount of hair extensions but also hair-care and styling products. These locations expose foot traffic to the Her Imports brand. Where necessary, the customer can be referred to a location where a confidential and personal, one-on-one consultation is desired.

We have one wholly owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation, the primary purpose of which is to purchase various media for customer and lead generation. Additionally, Her Marketing can be used a conduit for the implementation and management of the Media Investor Purchase Agreement described in the condensed consolidated financial statements. All our employees are employed by Her Marketing using a Professional Employment Organization otherwise known as a PEO.

Seasonality

In the opinion of our management, the business areas in which we operate are subject to seasonal fluctuations during holidays and personal income tax filing season. As such, past quarterly results are not indicative of future results and may be subject to seasonal fluctuations.

Results of Operations

Discussion of three months ended March 31, 2017 and 2016

Product Sales

Product sales for the three months ended March 31, 2017 were $4,361,020 representing a 4.5% increase from revenues of $4,172,312 for the three months ended March 31, 2016. These sales were derived primarily from the sale of human hair extensions and related hair care products under the brands “Her Imports” or “OSIworks.” These sales are made either online or at Her Imports’ retail locations. Retail location sales increased by 10.6% to $3,427,940 for the three months ended March 31, 2017 when compared to $3,100,758 for the three months ended March 31, 2016. The reason for the increase was new retail locations open in December 2016 the first quarter of 2017. There were 36 retail locations open during the three months ended March 31, 2017 compared to 22 retail locations open in the same period for 2016. This increase was partially offset by a decrease in online sales and wholesales sales. Online sales decreased by 12.7% to $925,158 for the three months ended March 31, 2017 from $1,059,365 for the three months ended March 31, 2016. The primary reason for the decrease was the absence of a financing option for our customers in 2017 which we stopped offering as a payment option in the fourth quarter of 2016. Wholesale sales decreased by $4,267 when comparing the three months ended March 31, 2017 to the three months ended March 31, 2016.

Cost of Products Sold

Cost of products sold for the three months ended March 31, 2017 were $2,135,064 representing a 1.9% increase from cost of products sold of $2,094,898 for the three months ended March 31, 2016. This increase was the result of higher sales partially offset by high gross margins. Gross margin increased to 51.0% for the three months ended March 31, 2017 from a gross margin of 49.8% for the three months ended March 31, 2016.

Operating Expenses

Operating expenses consist of royalty expense, selling expense and general and administrative expense. Total operating expenses for the three months ended March 31, 2017 was $1,577,627, representing a 14.6% or $270,501 decrease from $1,848,128 for the three months ended March 31, 2016. This decrease is primarily attributable to a decrease in royalty expense of $381,994 due to the fact that we no longer pay royalties on our product sales due to the termination of the royalty agreement. This decrease was partially offset by an increase in both selling expense and general and administrative expense. Selling expense for the three months ended March 31, 2017 increased $18,433 or 1.5% for the three months ended March 31, 2017 when compared to the same 2016 period. The increase in selling expense was attributable to an increase in store operating expenses due to the addition of new retail location and was offset by a decrease in advertising expense. There were 36 retail locations open during the three months ended March 31, 2017 compared to 22 retail locations open in the same period for 2016. General and administrative expenses for the three months ended increased $96,060 or 42.3% for the three months ended March 31, 2017 when compared to the same period last year. This increase was primarily due to increased professional fees resulting from legal fees spent to defend us against a lawsuit filed by a former contractor to Her Imports, LLC and fees related to lawsuits filed by us against competitors of Her for violation of the Her Hair trademark for which own the right to in the U.S. These lawsuits are ongoing and have yet to be settled or adjudicated. Increased payroll expense, audit fees and other consulting expenses also contributed to increased general and administrative expense.

Income from operations

The above resulted in income from operations of $648,329 for the three months ended March 31, 2017 compared to an income from operations of $229,286 for the three months ended March 31, 2016.

Other income and expense

For the three months ended March 31, 2017, other expense of $817 consisted of interest expense of $866 and interest income of $49. This compares to compared to interest expense for the three months ended March 31, 2017 of $317. Interest expense in both period related to interest on two separate promissory notes.

Provision for income taxes

For the three months ended March 31, 2017, the provision for income tax of $229,613 compared to the provision for taxes of $87,626 for the three months ended March 31, 2016. These provisions are based on estimated income for the entire year. An approximate estimated blended tax rate of 35.4% was used to calculate the provision for taxes based on income for the three months ended March 31, 2017 and 38.25% for the year ended March 31, 2016.

Net income

As a result of the above, net in for the three months ended March 31, 2017 was $417,899 compared to net income of $141,343 for the three months ended March 31, 2016.

Liquidity and Capital Resources

We had a working capital surplus of $1,966,858 and $1,729,689 at March 31, 2017 and December 31, 2016, respectively, representing a $237,168 increase in our working capital.

At March 31, 2017, we had $346,921 in cash and cash equivalents, receivables of $137,156 and total current assets of $3,257,448, which includes inventory of $2,258,703 and deposits on inventory of $356,179. At the same date, we had total current liabilities of $1,385,111, including accounts payable and accrued liabilities of $998,248, a promissory note payable of $29,599 and income tax liability of $357,264. The sole source of cash is operating activities. Our primary use of cash is the purchase of inventory. We anticipate that inventory will continue to increase as our sales grow and as we open new retail operations subject to the occurrence of any material risks, trends and uncertainties stated above. We currently plan to fund our growth through earnings, however, we may also enter loans to fund operational growth. We continue to explore opportunities to exploit our proprietary eCommerce platform and our expertise in online marketing. Additionally, it is likely that we will raise additional working capital either through borrowing or the sale of equity in order to fund our anticipated growth.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: Revenue is recognized at the “point of sale” in the stores. Customers pay for the products using either cash, a debit card or a credit card. In the case of cash sales at the store, the store manager makes a nightly deposit of the cash. For cash sales, we recognize the sale when the deposit is recorded into our account by the bank. For credit card and debit sales, we recognize the sale when the card is charged and approved. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized. Sales tax collected from customers is excluded from revenue and is included in accrued expenses on our Consolidated Balance Sheets.

Product purchases on the Website are paid for using either debit cards, credit cards, PayPal, or an independent financing company. Revenue for Website product sales are recognized upon shipment of the product. Also included in revenue is shipping revenue from our e-commerce customers. Sales taxes collected from retail customers are excluded from reported revenues.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, who is also a member of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on such evaluation, the Chief Executive Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective at the reasonable assurance level due to the “material weaknesses” described below:

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standards) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2017. Management evaluated the impact of our failure to have adequate written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

On or about September 5, 2015, in the United States District Court for the Eastern District of New York, we were named as a defendant in a civil action against Her Imports, LLC, Her Imports New York, LLC, Her Holding, Inc. by the plaintiff, a former independent contractor of Her Imports, LLC. The complaint’s primary allegation involves unpaid wages and overtime wages in violation of New York Labor Law. No specific damages are sought in the complaint. We answered the complaint and have denied any wrongdoing since we had no relationship with the contractor whatsoever. We believe that we have meritorious defenses and we will vigorously defend this litigation. We have filed for a summary judgement against the plaintiff but to date the Court has not ruled on this filing.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, we are not required to provide information otherwise required by this item; however, you may review risk factors contained in our Form 10-K for the fiscal year ending December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Ref	Description of Document
31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ending March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(1)	Condensed Consolidated Balance Sheets at March 31, 2017 (Unaudited), and December 31, 2016.

(2)	Condensed Consolidated Income Statements for the three ended March 31, 2017 and March 31, 2016 (unaudited).

(3)	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016 (unaudited).

(4)	Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2017	By:	/s/ Barry Hall
	Name:	Barry Hall
	Title:	Executive Chairman and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

