Form 10-Q
period 2017-06-30
Her Imports
filed 2017-08-11
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission File Number: 000-53810

HER IMPORTS

(Exact name of registrant as specified in its charter)

Nevada	20-0667864
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8250 W. Charleston Blvd., Suite 110	89117
(Address of principal executive offices)	(Zip Code)

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

As of August 10, 2017, the registrant’s outstanding common stock consisted of 24,899,788 shares, $0.001 par value. Authorized – 65,000,000 common shares.

Table of Contents

Her Imports

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2017

Her Imports

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets
Cash	$106,507	$355,568
Receivables	128,062	45,576
Related party receivables	73,765	26,612
Inventories	2,247,711	2,047,453
Prepaid maintenance fees - current	75,000	75,000
Other prepaid expenses	82,364	46,411
Deposits	302,884	32,950
Total current assets	3,016,293	2,629,570

Property, equipment and software, net	232,398	256,525
Prepaid maintenance fees - non current	246,875	284,375
Other asset	25,000	-
Trademark	8,200,000	8,200,000
Total assets	$11,720,566	$11,370,470

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$784,574	$728,425
Income tax liability	372,329	127,651
Notes payable	14,839	43,805
Total current liabilities	1,171,742	899,881

Total liabilities	1,171,742	899,881

Stockholders' equity
Callable $0.072 per share per year non-cumulative dividend liquidation preference of $1.00 per share, preferred stock, $0.001 par value, 10,000,000 shares authorized and outstanding as of June 30, 2017 and December 31, 2016, respectively	10,000	10,000
Common stock, $0.001 par value, 65,000,000 shares authorized and 24,899,788 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	24,900	24,900
Additional paid-in capital	26,625,497	26,625,497
Accumulated deficit	(16,111,573)	(16,189,808)
Total stockholders' equity	10,548,824	10,470,589
Total liabilities and stockholders' equity	$11,720,566	$11,370,470

See accompanying notes to these condensed consolidated financial statements.

Her Imports

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	June 30,		June 30,
	2017	2016	2017	2016
Product sales	$4,623,778	$3,426,813	$8,984,798	$7,599,124
Cost of products sold	2,758,268	1,934,811	4,893,332	4,029,709
Gross profit	1,865,510	1,492,002	4,091,466	3,569,415

Operating expenses
Royalties	5,894	344,997	5,894	726,991
Selling expense	1,522,059	1,197,708	2,786,840	2,444,056
General and administrative expense	297,113	244,577	609,959	464,362
Total operating expenses	1,825,066	1,787,282	3,402,693	3,635,409

Income from operations	40,444	(295,280)	688,773	(65,994)

Other (expense) income
Interest income	20	68	69	68
Interest expense	(4,085)	(187)	(4,951)	(504)
Total other expense	(4,065)	(119)	(4,882)	(436)
Income before benefit (provision) for income taxes	36,379	(295,399)	683,891	(66,430)

Benefit (provision) for income taxes	(16,043)	112,990	(245,656)	25,364
Net income (loss) attributable to Company	20,336	(182,409)	438,235	(41,066)
Preferred stock dividends	(180,000)	-	(360,000)	-
Net income (loss) to common stockholders	$(159,664)	$(182,409)	$78,235	$(41,066)

Net basic income per share attributable to common Stockholders: basic and diluted	$0.00	$(0.01)	$0.02	$(0.00)

Weighted average number of common shares outstanding: basic and diluted	24,899,788	16,299,788	24,899,788	16,299,788

See accompanying notes to these condensed consolidated financial statements.

Her Imports

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Month Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss) attributible to Company	$438,235	$(41,066)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	54,579	593,434
Changes in operating assets and liabilities:
Receivables	(82,486)	6,226
Related party receivables	(47,153)	(204,033)
Inventories	(200,258)	(688,539)
Prepaid maintenance fees	37,500	31,250
Other prepaid expenses	(35,953)	(16,913)
Deposits	(269,934)	(76,705)
Accounts payable and accrued liabilities	56,149	238,293
Income tax liability	244,678	(25,364)
Net cash provided by (used by) operating activities	195,357	(183,417)

INVESTING ACTIVITIES
Purchase of fixed assets	(30,452)	(16,126)
Investment in subsidiary	(25,000)	-
Net cash used in investing activities	(55,452)	(16,126)

FINANCING ACTIVITIES
Repayment on notes payable	(28,966)	(14,497)
Payment of preferred dividend	(360,000)	-
Net cash used in financing activities	(388,966)	(14,497)

NET (DECREASE) INCREASE IN CASH	(249,061)	(214,040)

CASH - BEGINNING OF PERIOD	355,568	449,675
CASH - END OF PERIOD	$106,507	$235,635

SUPPLEMENTAL DISCLOSURES:
Interest paid	$4,951	$504
Income taxes paid	$-	$-

See accompanying notes to these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

1. Description of the Company

Her Imports, (previously known as EZJR, Inc.), (“the Company” or “Her”), was incorporated on August 14, 2006 under the laws of the State of Nevada.

Corporate Structure and Business

HER is a retailer of Human Hair Extensions and related haircare and beauty products headquartered in Las Vegas, Nevada. The Company sells its products at consultation studios and shopping mall kiosks throughout the U.S. and on our Website, www.herimports.com. As of June 30, 2017, the Company operated 35 retail locations, all of which are located in the U.S. These locations are primarily in “executive offices suites” such as Regus PLC, where furniture, administrative staff and security are provided. The Company then stocks the location with products and point-of-sale equipment. These locations are leased on a short-term basis (primarily one year or less). Three leases, including our corporate office, have leases longer than one year. This allows the Company to open and close locations with a minimal amount of time and expense. At these locations, the customer is provided with a personal, one-on-one consultation. Additionally, the Company has one “super-store” in Greenbelt Maryland where we have a number of consultants as well as a waiting room. Finally, the Company operates three mall kiosks where we display and sell a limited amount of hair extensions but also hair-care and styling products. These locations expose foot traffic to the Her Imports brand. Where necessary, the customer can be referred to a location where a confidential and personal, one-on-one consultation is desired.

The Company has one wholly owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation. All employees of the Company are employed by Her Marketing, using a Professional Employment Organization otherwise known as a PEO. Also, on rare occasions, certain media purchases have been made by Her Marketing; however, this practice has been discontinued.

Agreement with Cabello Real Ltd.

On November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. (“Cabello”), a private United Arab Emirates company to acquire the exclusive U.S. rights to the Her Imports trademark. In addition to these rights, the Company also purchased certain other assets owned by Cabello including customer lists and various digital content. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of non-voting, non-cumulative, callable preferred stock with a dividend rate of $0.072 per share per annum and a liquidation preference of $1.00 per share. In addition, the Cabello received 7,500,000 shares of common stock. Both the preferred stock and common stock issued were unregistered. Additionally, the Company applied with the State of Nevada for the approval of the Certificate of Designations, Preferences, and Rights of Callable Non-cumulative Preferred Stock. The Certificate designated 10 million shares as Callable Non-cumulative Preferred Stock at a par value of $.001 per share. Cabello is controlled by Mr. Jonathan Terry, who is the Company’s principal shareholder who is now actively involved in its daily operations.

On January 12, 2017, the Company changed its name from EZJR, Inc. to Her Imports.

Agreements with Her Imports, LLC, Her Holding, Inc., and termination of the Agreement

On October 1, 2014, the Company entered into a Marketing and Selling Agreement (the “Agreement”) with Her Imports, LLC (“LLC”), a retailer of human hair extensions and related products. Under the agreement, the Company was to custom design LLC’s ecommerce Websites and generates customer leads through email marketing campaigns, online advertising and social media and various affiliate marketing campaigns. Finally, the Company was to sell LLC’s products as well as other products to these customers.

In addition to the Company selling the LLC’s products online, LLC’s products were sold at independent retail store locations. As part of the agreement with Her, the Company reimbursed LLC for the expenses of these store locations, employee costs, connectivity expenses and certain other expenses as agreed upon. All retail store sales were made by the Company and are processed through a Point-of-Sale (POS) system implemented by the Company. Additionally, the Company reimbursed LLC for specific customer service costs, warehousing and fulfillment expenses. Finally, the Company paid LLC a 10% royalty on net sales. In return, LLC provided the Company with assistance in developing and sourcing of products, promotion of products, employee training, customer service and high-level store management. On November 14, 2014, the Agreement was modified to allow any payments made by the Company on behalf of LLC to be offset against any royalty payments. On March 7, 2015, the Agreement was transferred to Her Holding, Inc. (“Holding”). As part of the assignment LLC transferred all rights, obligations and interest in the Agreement. Effective September 1, 2015, the Company issued 2,000,000 shares of restricted common stock valued at $2,200,000 to Holding in exchange for a reduction in the royalty cash payments to 2.5%. Additionally, the Company agreed to pay for certain connectivity, telephony and customer service expenses that previously were paid by LLC.

On November 28, 2016, the Agreement with Holding was terminated and simultaneously, the Company entered into an Asset Share Purchase & Business Agreement with Cabello described above. Additionally, the Company hired certain LLC and Holding employees and assumed three location leases in the name of LLC. At the time of the termination of the Agreement, the Company wrote off $977,066 in unamortized prepaid royalties and $362,448 of advances to Holding that were forgiven in return for termination of the Agreement. This resulted in a non-cash loss on termination of the Agreement of $1,339,514.

eCommerce Platform

On May 28, 2014, the Company entered an Asset Purchase Agreement with Leader Act Ltd HK, (“Leader”) a private Hong Kong corporation to purchase an ecommerce platform software program (“Platform”) developed and owned by Leader. The Platform entails all aspects of interaction that a company has with its customer, whether it is sales or service-related, provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agreed to service and maintain the software for a period of two years. For the Platform and service and maintenance, the Company issued Leader 5,000,000 shares of common stock valued at $0.10 per share for a total of $500,000. For financial reporting purposes, $350,000 of the purchase price was allocated to the Platform and $150,000 was allocated to the software maintenance agreement based on the fair market value of a service maintenance contract provided to other Third Parties. This allocation was booked as a prepaid at the date of the acquisition and was amortized on a straight-line basis over the two-year term of the agreement. This agreement expired in May 2016. On October 13, 2016, the Company entered into a five-year software maintenance agreement on the Platform in exchange for 1,500,000 shares of the Company’s common stock valued at $375,000 based on the fair market value of a service maintenance contract provided to other Third Parties which approximates the fair market value of the shares at the time they were issued.

Leader is controlled by Mr. Aymen Boughanmi who until very recently acted together with Mr. Jonathan Terry to control the Company. Leader owns on record 10,559,121 shares of common stock of which 5,586,170 and 50,000 shares owned by another entity controlled by Mr. Boughanmi are in the process of being transferred to Cabello.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement (“MIP”) with Leader. Under the terms of the MIP Agreement, Leader undertakes the responsibility to provide the investment dollars of the “media purchase” for customers and lead generation and to manage this process. In doing so, Leader will create the offers, spend the funds necessary to purchase various media and manage the overall process. The Company’s current on-line offers are focused on selling various consumer products. Leader is also responsible for graphic design, Website design and various other programming expenses. The net revenue from the media purchase will be shared with each party receiving 50 percent after the deduction of certain costs and expenses, including the media purchase, merchant fees, product costs, and affiliate fees. Under the MIP, the Company will be responsible for customer service, network costs, accounting, and other general and administrative costs. Leader can advance the Company up to $500,000, which may be converted, into a total of 5,000,000 common shares of the Company’s stock at the fixed price of $0.10 per share. Once Leader has acquired the 5,000,000 shares of the Company’s stock ownership, the MIP Agreement is no longer in force. Leader had previously advanced the Company the sum of $50,000 for media purchases. On June 26, 2014, these funds were used to purchase 500,000 shares of the Company’s common stock at $0.10 per share. Since September 30, 2014, to the date of these financial statements there has been no activity related to the MIP agreement as the Company has been focusing its marketing efforts on the agreement with Her Imports and the selling of human hair extensions and related products. On July 31, 2017, the agreement was assigned by Leader to Cabello.

Agreement with Cabello Real RDE

On April 20, 2017, the Company entered into a Marketing and Selling Agreement with Cabello Real FDE, owner of a hair care product line called OSIworks, whereby the Company can exclusively purchase, market and sell OSIworks’ products in the United States. Under the agreement the Company will pay Cabello a royalty of 2% of net sales. Cabello Real FDE is also controlled by Jonathan Terry, the Company’s principal shareholder. During the three months ended June 30, 2017 the Company made royalty payments of $5,894 related to the agreement.

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

Basis of Presentation of the Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016.

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

Cash

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of June 30, 2017, and December 31, 2016, the Company’s cash consisted of cash on deposit with banks.

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

Receivables

Receivables represent balances related to products sold for which the Company had not received the related funds from various financial institutions as of the reporting period. Interest is not accrued on accounts receivables and with the exception of certain holdback, all receivables were received within one week of the end of the reporting period and, as such, the Company has no allowance for doubtful accounts as of June 30, 2017 and December 31, 2016. The Company has an allowance for doubtful accounts based on chargeback claims at the balance sheet date.

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

The Company did not have any assets measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

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

Deposits

	June 30, 2017	December 31, 2016
Deposits on Products	$263,005	$-
Security Deposits	39,879	32,950
Total	$302,884	$32,950

Intangibles

Intangible assets are comprised primarily of trademarks that represent the Company’s exclusive ownership of the HER trademarks in the US and are inclusive all related social media sites and domain names in the US., all used in connection with (consisting of the name, Her Imports and the Her Imports Logo) the manufacture, sale and distribution of human hair extensions and related beauty products. In accordance with Financial Accounting Standards Board Accounting Standard Codification 350 (FASB ASC 350), intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists through the use of discounted cash flow models. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. For the three and six months ended June 30, 2017 and there were no impairments recorded.

Impairment Assessments of Intangibles

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello to acquire the exclusive U.S. rights to the Her Imports trademark as well as other assets. The value of the trademark at the time of its purchase was estimated to be $8,200,000. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. To estimate the fair value of long-lived asset, the Company typically makes various assumptions about the prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to the trademark through June 30, 2017.

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

On May 28, 2014, the Company purchased from Leader, for 5,000,000 shares of common stock, an eCommerce software program totaling $350,000. The software is amortized over five years. Amortization expense for the both the three and six months ended June 30, 2017 and 2016 was $37,500 and $35,000, respectively. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. To estimate the fair value of long-lived asset, the Company typically makes various assumptions about the prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to software during the three and six months ended June 30, 2017 and 2016.

Revenue Recognition

The Company, through the Her Imports retail locations and its eCommerce Website, www.herimports.com, sells a variety of hair extensions and related products.

Revenue is recognized at the “point of sale” in the stores. Customers pay for the products using either cash, a debit card or a credit card. All sales are final. In the case of cash sales at the store, the store manager makes a nightly deposit of the cash. For credit card and debit sales, the Company recognizes the sale when the card is charged and approved. Sales tax collected from customers is excluded from revenue and is included in accrued liabilities on our Consolidated Balance Sheets.

Product purchases on the Company’s Website are paid for using either debit cards, credit cards, or PayPal Revenue for online product sales are recognized upon shipment of the product. Also included in revenue is shipping revenue from our e-commerce customers. Sales taxes collected from retail customers are excluded from reported revenues.

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

Stock-based compensation

The Company records stock-based compensation issued to external entities for goods and services at either the fair market value of the shares issued or the value of the services received, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30. There was no stock based compensation for the three and six months ended June 30, 2017 and 2016.

Recent Accounting Pronouncements

Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. We are still assessing the impact of this ASU on our Consolidated Financial Statements, but we expect that it will result in a substantial increase in our long-term assets and liabilities. We will adopt the ASU beginning in the first quarter of fiscal 2019.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. We adopted the provisions of this ASU in the first quarter of fiscal 2017. Beginning in the first quarter of fiscal2017, we have made the policy election to account for forfeitures when they occur, rather than estimating expected forfeitures, when recognizing share-based compensation cost. We adopted this provision of the ASU using a modified retrospective transition method, which resulted in the cumulative-effect adjustment of $3 million to retained earnings as of the beginning of the period. Also, all excess tax benefits and tax deficiencies related to share-based payment awards are now reflected in the Consolidated Statement of Income as a component of the provision for income taxes on a prospective basis, whereas they were recognized in equity under the previous guidance. Additionally, excess tax benefits related to share-based payment awards are now reflected in operating activities, along with other income tax related cash flows, in our Consolidated Statement of Cash Flows on a prospective basis.

In January 2017, the FASB issued ASU No. 217-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The amendments simplify the subsequent measurement of goodwill and eliminate the two-step goodwill impairment test. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate any material impact on the Consolidated Financial Statements.

3. Property, Equipment and Software

Property and equipment consisted of the following:

	June 30, 2017	December 31, 2016
Software	$353,310	$359,315
Computers and equipment	95,814	67,878
Furniture	30,391	28,349
Kiosks	2,594	-
Leasehold improvements	20,833	19,476
subtotal	502,942	475,018
Accumulated depreciation and amortization	(270,544)	(218,493)
Property, equipment and software, net	$232,398	$256,525

Depreciation and amortization expense on property, plant, equipment and software for the three and six months ended June 30, 2017 was $27,428 and $54,579, respectively. Depreciation and amortization expense on property, plant, equipment and software for the three and six months ended June 30, 2016 was $24,597 and $48,191, respectively.

4. Sales tax payable

The Company is delinquent in filing sales tax returns for certain states (including the remittance of taxes), for which the Company has transacted business. The Company has recorded tax obligations plus potential interest and penalties estimated to be approximately $162,136, computed through June 30, 2017, which are included in accounts payable and accrued liabilities on the balance sheet. The Company is in the process of becoming fully compliant.

5. Related Party Transactions

Related Party Accounts Receivable and Payable

As discussed in Note 1, on September 1, 2015, the Company issued 2,000,000 shares of common stock to Her Holding resulting in Her Holding having a 12.2% interest in the Company. During the time of the agreement the Company made payments on the part of Her Holding that were partially offset by royalties earned by Her Holding under the Marketing and Selling Agreement with Her Holding also described in Note 1. On November 28, 2016, the Company forgave $362,447 of an advance made to Her Holding as part of the termination of the agreement with Her Holding.

At June 30, 2017 and December 31, 2016, the Company had a receivable from Cabello, its principal stockholder, of $73,765 and $26,612 that resulted from payments made by the Company on behalf of Cabello. The Company has the right to offset this receivable against any future dividend payments owed Cabello related to the preferred stock described in Note 1. As described in Note 10, subsequent to June 30, 2017, a dividend of $60,000 was declared, of which $20,000 was offset against the receivable. For further information on related party transactions, see Note 1.

Royalty Expense

During the three months and six month ended June 30, 2017, royalty expense was $5,894 related to royalties on products sold under the brand name OSIworks. During the three and six months ended June 30, 2016, the Company recognized royalty expense of $344,997 and $726,991, respectively. During the three and six months ended June 30, 2016, $258,747 and $545,243, respectively, of royalty expense was the result of the amortization of the intangible asset described in Note 2, above.

6. Commitments and Contingencies

Leases

At June 30, 2017, the Company had leased 38 different facilities including its corporate headquarter, active retail locations, one inactive retail location, storage facility and offices for customer service. Future lease obligation for these facilities are as follows:

Year	Amount
2017 (remaining six months)	$198,760
2018	92,518
2019	37,800
2020	12,600
Total	$341,678

Rent expense for the three months ended June 30, 2017 and 2016 was $172,204 and $109,398, respectively. Rent expense for the six months ended June 30, 2017 and 2016 was $325,507 and $211,077, respectively.

Concentrations

As of June 30, 2017, the Company had only ten qualified vendors that provide it with its hair extension products. The Company sources its hair care products from one vendor. There are numerous suppliers of styling tools as this is a commodity product. During the three months ended June 30, 2017, the Company purchased hair products from four different vendors, however, two vendors accounted for approximately 93.6% of all hair products purchased. During the six months ended June 30, 2017, the Company purchased hair products from six different vendors, however, two vendors accounted for approximately 95.0% of all hair products purchased.

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

7. Promissory Notes

On September 15, 2016, the Company purchased 150,000 common shares of Her Imports from Admanxoffers.com by issuing a promissory note for $60,000 payable monthly in equal installments of $5,000 until fully paid on October 1, 2017. As part of this transaction Admax agreed that it would not sell any free-trading shares for a period of one year from the transaction date. Assuming an implied interest rate of 6.5%, the value of the note booked as a payment was $57,940. At June 30, 2017 and December 31, 2016, the remaining outstanding balance on the note was $14,839 and $43,805, respectively. For the three months and six month ended June 30, 2017, interest expense on the note was $399 and $1,079, respectively.

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

On January 12, 2017, the Company entered into a Business Purchase Agreement with EnzymeBioSystems, Inc. (“EnzymeBio”), a Nevada corporation, whereby the Company entered into an agreement to purchase 100% ownership of EnzymeBio’s wholly owned subsidiary, Share Acquisition Corp. (“SAC”), a Nevada corporation in exchange for approximately 55,000 shares of the Company’s common stock and $25,000 cash. On February 28, 2017, EnzymeBio agreed to spin-off t SAC as a dividend. Pursuant to the Business Purchase Agreement and Nevada Revised Stature 92A.180 (Merger of a subsidiary into parent or parent into subsidiary), SAC will be acquired and merged into the Company. Restricted common shares of the Company will be exchanged on a pro-rata one-for-one ownership basis. After the exchange takes place, SAC will be collapsed into the Company and subsequently dissolved with the Nevada Secretary of State. To help facilitate the transaction, the CEO of SAC is the CEO of the Company. The Company agreed to acquire SAC for the sole purpose to increase its shareholder base. As of the date of these financial statements, the $25,000 had been paid, however, the share exchange has not taken place and the agreement has not been consummated. As a result, the $25,000 payment is recorded under Other Asset on the balance sheet.

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello to acquire the exclusive U.S. rights to the Her Imports trademark. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of unregistered non-voting, non-cumulative, callable preferred stock and 7,500,000 unregistered common stock with a combined value of $8,200,000. All shares of Callable Preferred Stock rank superior to all the Company’s preferred stock and common stock currently outstanding and hereafter issued, as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (with the exception of a merger), including the payment of dividends. The callable preferred stock is subject to a monthly dividend payment equal to a rate of $0.072 per share of preferred stock per annum. The declaration and payment of the dividend on a monthly basis is subject to the approval of the Company’s Board of Directors. Such dividend is non-cumulative should the Company not pay the dividend. The Corporation has a right of first refusal to purchase the callable preferred stock, should the shareholder decide to sell all or part of their callable preferred stock. The callable preferred stock has no voting rights. Through June 30, 2017, the Board of Directors has declared and approved, preferred stock dividends of $360,000 ($60,000 each month) to Cabello related to the 10,000,000 shares of callable, non-voting, non-cumulative preferred stock. Because the dividends on the preferred stock are non-cumulative and as this discretion of the Company, these preferred shares are considered to be equity.

At June 30, 2017 and December 31, 2016, the Company had 10,000,000 shares of preferred stock authorized and outstanding and 65,000,000 shares of common stock authorized and 24,899,788 issued and outstanding.

As described in Note 7, above, on September 15, 2016 the Company purchased and retired 150,000 shares of the Company’s common stock from Admax for a promissory note in the amount of $60,000. Subsequently, on November 25, 2016, the Company purchased and retired an additional 250,000 of its common stock from Admax for cash in the amount of $25,000.

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

9. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. An approximate estimated blended tax rate of 35.9% was used to calculate the provision for taxes based on income for the six months ended June 30, 2017 and 38.25% for the six months June 30, 2016. For financial reporting purposes, the provision for income taxes is based on pre-tax income of $683,893 for the six months ended June 30, 2017 and a pre-tax loss of $66,430 for the six months ended June 30, 2016, respectively. The provision for income taxes for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
U.S. Federal	$(10,361)	$98,220	$(225,758)	$22,042
U.S. State	(5,906)	14,770	(19,898)	3,322
Total	(16,267)	112,990	(245,656)	25,364
Deferred	-	-	-	-
Total benefit (provision) for income taxes	$(16,267)	$112,990	$(245,656)	$25,364

10. Subsequent Events

On July 3, 2017, by Unanimous Written Consent, the Board of Directors approved a $60,000 dividend related to 10,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd., of which $20,000 was offset against amounts owed by Cabello to the Company. The net dividend of $40,000 was paid on July 5, 2017.

On August 3, 2017, by Unanimous Written Consent, the Board of Directors approved a $60,000 dividend related to 10,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd. The dividend was paid on August 8, 2017.

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

The following discussion and analysis compares our results of operations for the three and six months ended June 30, 2017 and June 30, 2016. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and our Form 10-K for our fiscal year ending December 31, 2016 filed with the Securities and Exchange Commission on April 17, 2017.

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

Business Organization and Overview

We are a retailer of Human Hair Extension and related haircare and beauty products headquartered in Las Vegas, Nevada. We sell our products at consultation studios throughout the U.S. and on our Website at www.herimports.com. Additionally, by way of our proprietary eCommerce platform and strategic leveraging of social media buys, we convert prospects into customers while developing long-term personal relationships and loyal customers. Our consultation studios are primarily leased on a short-term basis (one year or less). This allows the Company to open and close locations with a minimal amount of time and expense. At these consultation studios, the customer is provided with a personal, one-on-one consultation. Additionally, the Company has one “super-store” in Greenbelt Maryland where we have a number of consultants as well as a waiting room. Finally, the Company operates three mall kiosks, on a test basis, where we display and sell a limited amount of hair extensions but also hair-care and styling products. These kiosks expose foot traffic to the Her Imports brand. Where necessary, the customer can be referred to a consultation studio where a confidential and personal, one-on-one consultation is desired.

Seasonality

In the opinion of our management, the business areas in which we operate are subject to seasonal fluctuations during holidays and personal income tax filing season. We believe our quarterly revenues are highest in the late Winter and Spring when our customers receive income tax refunds. As such, past quarterly results are not indicative of future results and may be subject to seasonal fluctuations.

Results of Operations

Discussion of three months ended June 30, 2017 and 2016

Product Sales

Product sales for the three months ended June 30, 2017 were $4,623,778 representing a 34.9% increase from revenues of $3,426,813 for the three months ended June 30, 2016. These sales were derived primarily from the sale of human hair extensions and related hair care products under the brands “Her Imports” or “OSIworks.” These sales are made either online or at Her Imports’ consultation studios three shopping mall kiosks. Consultation studio sales increased by 14.7% to $2,995,555 for the three months ended June 30, 2017 when compared to $2,610,728 for the three months ended June 30, 2016. The reason for the increase was new consultation studios opened in December 2016 the first quarter of 2017. There were 35 consultation studios and kiosks open during the three months ended June 30, 2017 compared to 22 consultation studios open during the same period for 2016. The primary reason for the increase in sales was an increase in in online sales. Online sales increased by 99.5% to $1,628,233 for the three months ended June 30, 2017 from $816,084 for the three months ended June 30, 2016. The primary reason for the increase was the launch of a new eCommerce Website as well as a sales promotion that was implemented with new marketing techniques utilizing our customer database.

Cost of Products Sold, Gross Profit and Gross Margins

Cost of products sold for the three months ended June 30, 2017 were $2,758,268 representing a 42.6% increase from cost of products sold of $1,934,811 for the three months ended June 30, 2016. Accompanying this increase was a decrease in gross margins to 40.3% for the three months ended June 30, 2017 from a gross margin of 43.5% for the three months ended June 30, 2016. As a result, gross profit increase to $1,865,510 or 25.0% from gross profit of $1,492,002 for the three months ended June 30, 2017.

Operating Expenses

Operating expenses consist of royalty expense, selling expense and general and administrative expense and were flat when comparing the three months ended June 30, 2017 to the same period for 2016. Total operating expenses for the three months ended June 30, 2017 was $1,825,066, compared to $1,787,282 for the three months ended June 30, 2016. Royalty expense decrease by $339,103 due to the fact that we no longer pay royalties on our product sales, with the exception of OSIworks, due to the termination of the royalty agreement. This decrease was offset by increases in both selling expense and general and administrative expense. Selling expense for the three months ended June 30, 2017 increased $324,351 or 27.1% for the three months ended June 30, 2017 when compared to the same 2016 period. The increase in selling expense was attributable to an increase in consultation studio operating expenses due to the addition of new locations and kiosks and was offset by a decrease in advertising and Web development expense. There were 35 consultation studios open during the three months ended June 30, 2017 compared to 22 consultation studios open in the same period for 2016. General and administrative expenses for the three months ended increased by $52,536 or 21.5% for the three months ended June 30, 2017 when compared to the same period last year. This increase was primarily due to increased consulting and accounting fees, investor relations expenses and travel expenses.

Income from operations

The above resulted in income from operations of $40,444 for the three months ended June 30, 2017 compared to a loss from operations of $295,280 for the three months ended June 30, 2016.

Other income and expense

For the three months ended June 30, 2017, other expense of $4,065 consisted of interest expense of $4,085 and interest income of $20. This compares to other expense of $119 consisting of $187 of interest expense and interest income of $68 for the three months ended June 30, 2016.

Provision for income taxes

For the three months ended June 30, 2017, the provision for income tax of $16,043 compared to a tax benefit of $112,990 for the three months ended June 30, 2016. These provisions are based on estimated income for the entire year. An approximate estimated blended tax rate of 35.9% was used to calculate the provision for taxes based on income for the 2017 and 38.2% for 2016.

Net income

As a result of the above, net income attributable to the Company for the three months ended June 30, 2017 was $20,336 compared to net loss attributable to the Company of $182,409 for the three months ended June 30, 2016.

Results of Operations

Discussion of six months ended June 30, 2017 and 2016

Product Sales

Product sales for the six months ended June 30, 2017 were $8,984,798 representing a 18.2% increase from revenues of $7,599,124 for the six months ended June 30, 2016. These sales were derived primarily from the sale of human hair extensions and related hair care products under the brands “Her Imports” or “OSIworks.” These sales are made either online or at Her Imports’ consultation studios. Consultation studio sales increased by 12.5% to $6,423,495 for the six months ended June 30, 2017 when compared to $5,711,486 for the six months ended June 30, 2016. The reason for the increase was new consultation studios open in December 2016 the first quarter of 2017. There were 36 consultation studios open during the six months ended June 30, 2017 compared to 22 consultation studios open in the same period for 2016. This increase was compliments by an increase in online sales which was partially offset by a small decrease in wholesale sales. Online sales increased by 36.1% to $2,553,381 for the six months ended June 30, 2017 from $1,875,449 for the six months ended June 30, 2016. The primary reason for the increase was the launch of a new eCommerce Website and sales promotions offered during the second quarter of 2017. Wholesale sales decreased by $4,267 when comparing the six months ended June 30, 2017 to the six months ended June 30, 2016. All wholesale sales occurred during the first quarter of both 2017 and 2016

Cost of Products Sold

Cost of products sold for the six months ended June 30, 2017 were $4,893,332, representing a 21.4% increase from cost of products sold of $4,029,709 for the six months ended June 30, 2016. This increase was the result of higher sales partially and higher product costs. Gross margin decreased to 45.5% for the six months ended June 30, 2017 from a gross margin of 47.0% for the six months ended June 30, 2016.

Operating Expenses

Operating expenses consist of royalty expense, selling expense and general and administrative expense. Total operating expenses for the six months ended June 30, 2017 was $3,402,693, representing a 6.4% or $232,716 decrease from $3,635,409 for the six months ended June 30, 2016. This decrease is primarily attributable to a decrease in royalty expense of $721,097 due to the fact that we no longer pay royalties on our product sales, with the exception of OSIworks, due to the termination of the royalty agreement with Her Holding Inc. This decrease was partially offset by an increase in both selling expense and general and administrative expense. Selling expense for the six months ended June 30, 2017 increased $342,784 or 14.0% for the six months ended June 30, 2017 when compared to the same 2016 period. The increase in selling expense was attributable to an increase in store operating expenses due to the addition of new consultation studios and kiosks and was offset by a decrease in advertising expense. There were 36 consultation studios and kiosks open during the six months ended June 30, 2017 compared to 22 consultation studios open in the same period for 2016. General and administrative expenses for the six months ended increased $145,597 or 31.4% for the six months ended June 30, 2017 when compared to the same period last year. Salaries and consulting fees, investor relation expenses and audit fees and other consulting expenses contributed to increased general and administrative expense.

Income from operations

The above resulted in income from operations of $688,773 for the six months ended June 30, 2017 compared to a loss from operations of $65,994 for the six months ended June 30, 2016.

Other income and expense

For the six months ended June 30, 2017, other expense of $4,882 consisted of interest expense of $4,951 and interest income of $69. This compares other expense $436 for the six months ended June 30, 2017 of which consisted of $504 of interest expense and $68 of interest income.

Provision for income taxes

For the six months ended June 30, 2017, the provision for income tax of $245,658 compared to a tax benefit of $25,364 for the six months ended June 30, 2016. These provisions are based on estimated income for the entire year. These provisions are based on estimated income for the entire year. An approximate estimated blended tax rate of 35.9% was used to calculate the provision for taxes based on income for the 2017 and 38.2% for 2016.

Net income

As a result of the above, net income attributable to the Company for the six months ended June 30, 2017 was $438,235 compared to net loss attributable to the Company of $41,066 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 totaled $195,357 and resulted primarily from net income attributable to the Company of $438,235, offset by a net change in operating assets and liabilities of ($297,457). The most significant change in operating assets and liabilities was an increase of $200,258 in inventories, a $269,934 in deposits in accounts receivable and a $244,679 in income tax liability. Non-cash items were $54,579 in depreciation and amortization.

Net cash used in operating activities during the period ending June 30, 2016 totaled $183,417 and resulted from a net loss attributable to the Company of $41,006 and a net change in operating assets and liabilities of ($183,417), both offset by non-cash items of $593,434. The most significant change in operating assets and increase of $688,539 in inventories and a $204,033 increase in related party receivables, partially offset by a $238,293 in accounts payable and accrued liabilities. Non-cash items were depreciation and amortization.

Net Cash Provided By (Used in) Investing Activities

Net cash used in investing activities during the six months ended June 30, 2017 totaled $55,452, reflecting primarily purchase of fixed assets of $30,452 and an investment in subsidiary of $25,000.

Net used in investing activities during the six-months ended June 30, 2016 totaled $16,126, from purchased of fixed assets.

Net Cash Provided by Financing Activities

Net cash used in financing activities during the six months ended June 30, 2017 totaled $388,966 resulting from payments of preferred dividends of $360,000 and repayments on notes payable of $28,966.

Net cash provided used in financing activities during the period ended June 30, 2016 were $14,497, resulting from repayments on notes payable.

We had a working capital surplus of $1,844,551 and $1,729,689 at June 30, 2017 and December 31, 2016, respectively, representing a $114,862 increase in our working capital. As of August 9, we had $225,144 in cash.

Our primary use of cash is the purchase of inventory. We anticipate that inventory will continue to increase as our sales grow and as we open new retail operations subject to the occurrence of any material risks, trends and uncertainties stated above. We currently plan to fund our growth through earnings, however, we may also enter loans to fund operational growth. We continue to explore opportunities to exploit our proprietary eCommerce platform and our expertise in online marketing. Additionally, it is likely that we will raise additional working capital either through borrowing or the sale of equity in order to fund our anticipated growth. We believe we have sufficient working capital to pay our expenses for the next 12 months.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, who is also a member of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on such evaluation, the Chief Executive Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective at the reasonable assurance level due to the “material weaknesses” described below:

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standards) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2017. Management evaluated the impact of our failure to have adequate written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The Company recently added new directors and is in the process of forming an audit committee of independent directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Acquisition and Plan of Merger	10-12G	10/29/09	2.1
3.1	Articles of Incorporation	SB-2	6/14/07	3.1
3.2	Bylaws	SB-2	6/14/07	3.2
3.2(a)	Certificate of Amendment to Articles of Incorporation	8-K	1/12/17	10.18
10.1	Replacement Asset Share Purchase & Business Agreement	10-K	4/17/17	10.19
10.2	Marketing and Selling Agreement between Her Imports and Cabello Real FDE dated April 20, 2017	8-K	4/27/17	10.20
10.3	Letter from RBSM LLP dated May 3, 2017 to the US Securities and Exchange Commission regarding statements included in this Form 8-K	8-K	5/4/17	16.2
10.4	Letter from RBSM LLP dated June 22, 2017 to the US Securities and Exchange Commission regarding statements included in this Form 8-K	8-K/A	6/23/17	16.3
10.5	Notice of Cancellation of Marketing and Selling Agreement between EZJR, Inc. and Her Holdings, Inc. dated November 28, 2016	8-K	12/31/16	10.16
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 171 Madison Avenue, 17th Floor, New York, New York 10016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2017	By:	/s/ Barry Hall
	Name:	Barry Hall
	Title:	Executive Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

\