Form 10-Q
period 2017-09-30
Her Imports
filed 2017-11-09
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 6, 2017, the registrant’s outstanding common stock consisted of 24,899,788 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

Her Imports

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2017

Her Imports

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets
Cash	$183,965	$355,568
Receivables	136,689	45,576
Related party receivables	43,752	26,612
Inventories	2,229,656	2,047,453
Prepaid maintenance fees - current	75,000	75,000
Other prepaid expenses	76,776	46,411
Deposits	108,316	32,950
Total current assets	2,854,154	2,629,570

Property, equipment and software, net	306,153	256,525
Prepaid maintenance fees - non current	228,125	284,375
Other asset	25,000	-
Trademark	8,200,000	8,200,000
Total assets	$11,613,432	$11,370,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$834,628	$728,425
Income tax liability	292,864	127,651
Notes payable	-	43,805
Total current liabilities	1,127,492	899,881

Total liabilities	1,127,492	899,881

Stockholders’ equity
Callable $0.144 per share per year non-cumulative dividend liquidation preference of $2.00 per share, preferred stock, $0.001 par value, 5,000,000 shares authorized and outstanding as of September 30, 2017 and December 31, 2016, respectively	5,000	5,000
Common stock, $0.001 par value, 70,000,000 shares authorized and 24,899,788 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	24,900	24,900
Additional paid-in capital	26,630,497	26,630,497
Accumulated deficit	(16,174,457)	(16,189,808)
Total stockholders’ equity	10,485,940	10,470,589
Total liabilities and stockholders’ equity	$11,613,432	$11,370,470

See accompanying notes to these condensed consolidated financial statements.

Her Imports

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	September 30,		September 30,
	2017	2016	2017	2016
Product sales	$3,668,040	$3,010,915	$12,652,837	$10,610,039
Cost of products sold	1,996,633	1,567,465	6,889,965	5,597,174
Gross profit	1,671,407	1,443,450	5,762,872	5,012,865

Operating expenses
Royalties	5,286	289,125	11,180	1,016,116
Selling expense	1,259,130	1,078,864	4,045,970	3,522,920
General and administrative expense	364,122	174,397	974,081	638,759
Total operating expenses	1,628,538	1,542,386	5,031,231	5,177,795

Income (loss) from operations	42,869	(98,936)	731,641	(164,931)

Other (expense) income
Interest income	1	-	70	68
Interest expense	(351)	(337)	(5,302)	(842)
Loss on abandonment of fixed assets	(2,162)	-	(2,162)	-
Total other expense	(2,512)	(337)	(7,394)	(774)
Income before benefit (provision) for income taxes	40,356	(99,273)	724,247	(165,705)

Benefit (provision) for income taxes	76,760	37,972	(168,896)	63,336
Net income (loss) attributable to company	117,116	(61,301)	555,351	(102,369)
Preferred stock dividends	(180,000)	-	(540,000)	-
Net income (loss) to common stockholders	$(62,884)	$(61,301)	$15,351	$(102,369)

Net basic income per share attributable to common Stockholders: basic and diluted	$0.00	$(0.00)	$0.02	$(0.01)

Weighted average number of common shares outstanding: basic and diluted	24,899,788	16,275,331	24,899,788	16,291,576

See accompanying notes to these condensed consolidated financial statements.

Her Imports

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Month Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss) attributable to Company	$555,351	$(102,368)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	92,439	835,266
Loss on abandonment of fixed assets	2,162
Changes in operating assets and liabilities:
Receivables	(91,113)	(4,344)
Related party receivables	(17,140)	(316,950)
Inventories	(182,203)	(642,545)
Prepaid maintenance fees	56,250	31,250
Other prepaid expenses	(30,365)	(5,226)
Deposits	(75,366)	(150,618)
Accounts payable and accrued liabilities	106,203	164,013
Income tax liability	165,213	(63,336)
Net cash provided by (used by) operating activities	581,431	(254,858)

INVESTING ACTIVITIES
Purchase of fixed assets	(144,229)	(25,592)
Investment in subsidiary	(25,000)	-
Net cash used in investing activities	(169,229)	(25,592)

FINANCING ACTIVITIES
Repayment on notes payable	(43,805)	(24,115)
Payment of preferred dividend	(540,000)	-
Net cash used in financing activities	(583,805)	(24,115)

NET (DECREASE) INCREASE IN CASH	(171,603)	(304,565)

CASH - BEGINNING OF PERIOD	355,568	449,675
CASH - END OF PERIOD	$183,965	$145,110

SUPPLEMENTAL DISCLOSURES:
Interest paid	$5,539	$557
Income taxes paid	$4,337	$9,855

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of note payable for buy back of stock from stockholder	$-	$57,940

See accompanying notes to these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

1. Description of the Company

Her Imports, (previously known as EZJR, Inc.), (“the Company” or “Her”), was incorporated on August 14, 2006 under the laws of the State of Nevada.

Corporate Structure and Business

HER is a retailer of Human Hair Extensions and related haircare and beauty products headquartered in Las Vegas, Nevada. The Company sells its products at consultation studios and on its Website, www.herimports.com. As of September 30, 2017, the Company operated 24 retail locations, all of which are in the U.S. These locations are primarily in “executive offices suites” such as Regus PLC, where furniture, administrative staff and security are provided. The Company then stocks the location with products and point-of-sale equipment. These locations are leased on a short-term basis (primarily one year or less). Three leases, including our corporate office, have leases longer than one year. This allows the Company to open and close its consultation studios with a minimal amount of time and expense. At the consultation studio, the customer is provided with a personal, one-on-one consultation. Additionally, the Company has one “super-store” in Greenbelt Maryland where we have several consultants as well as a waiting room.

The Company has one wholly owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation. All employees of the Company are employed by Her Marketing, using a Professional Employer Organization otherwise known as a PEO. Also, on rare occasions, certain media purchases were made by Her Marketing; however, this practice has been discontinued.

Agreement with Cabello Real Ltd.

On November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. (“Cabello”), a private United Arab Emirates company to acquire the exclusive U.S. rights to the Her Imports trademark. In addition to these rights, the Company also purchased certain other assets owned by Cabello including customer lists and various digital content. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of non-voting, non-cumulative, callable preferred stock (subsequently revised to 5,000,000) with a dividend rate of $0.144 per share per annum and a liquidation preference of $2.00 per share. In addition, the Cabello received 7,500,000 shares of common stock. Both the preferred stock and common stock issued were unregistered. Additionally, the Company applied with the State of Nevada for the approval of the Certificate of Designations, Preferences, and Rights of Callable Non-cumulative Preferred Stock. The Certificate designated 5,000,000 as Callable Non-cumulative Preferred Stock at a par value of $.001 per share. Cabello is controlled by Mr. Jonathan Terry, who is the Company’s principal shareholder who is now actively involved in its daily operations.

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

Leader is controlled by Mr. Aymen Boughanmi who until recently acted together with Mr. Jonathan Terry who together at that time owned 80.8% of the company. Currently, leader owns on record 4,972,951 shares of common stock.

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

Agreement with Cabello Real RDE

On April 20, 2017, the Company entered into a Marketing and Selling Agreement with Cabello Real FDE, owner of a hair care product line called OSIworks, whereby the Company can exclusively purchase, market and sell OSIworks’ products in the United States. Under the agreement the Company will pay Cabello a royalty of 2% of net sales. Cabello Real FDE is also controlled by Jonathan Terry, the Company’s principal shareholder. During the three and nine months ended September 30, 2017 the Company recognized royalty expense of $5,286 and $11,180, respectively related to the agreement.

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

Basis of Presentation of the Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016.

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

Cash

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of September 30, 2017, and December 31, 2016, the Company’s cash consisted of cash on deposit with banks.

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

Receivables

Receivables represent balances related to products sold for which the Company had not received the related funds from various financial institutions as of the reporting period. Interest is not accrued on accounts receivables and with the exception of certain holdback, all receivables were received within one week of the end of the reporting period and, as such, the Company has no allowance for doubtful accounts as of September 30, 2017 and December 31, 2016. The Company has an allowance for doubtful accounts based on chargeback claims at the balance sheet date.

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

The Company did not have any assets measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

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

Deposits

	September 30, 2017	December 31, 2016
Deposits on Products	$70,973	$-
Security Deposits	37,343	32,950
Total	$108,316	$32,950

Intangibles

Intangible assets are comprised primarily of trademarks that represent the Company’s exclusive ownership of the HER trademarks in the US and are inclusive all related social media sites and domain names in the US., all used in connection with (consisting of the name, Her Imports and the Her Imports Logo) the manufacture, sale and distribution of human hair extensions and related beauty products. In accordance with Financial Accounting Standards Board Accounting Standard Codification 350 (FASB ASC 350), intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists through the use of discounted cash flow models. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. For the three and nine months ended September 30, 2017 and there were no impairments recorded.

Impairment Assessments of Intangibles

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello to acquire the exclusive U.S. rights to the Her Imports trademark as well as other assets. The value of the trademark at the time of its purchase was estimated to be $8,200,000. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. To estimate the fair value of long-lived asset, the Company typically makes various assumptions about the prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to the trademark through September 30, 2017.

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

Furniture and fixtures	5 years
Computers and equipment	3 years
Software	5 years
Leasehold improvements	remaining life of the lease

On May 28, 2014, the Company purchased from Leader, for 5,000,000 shares of common stock, an eCommerce software program totaling $350,000. The software is amortized over five years. Amortization expense for the both the three and nine months ended September 30, 2017 and 2016 was $17,500 and $52,500, respectively. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. To estimate the fair value of long-lived asset, the Company typically makes various assumptions about the prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to software during the three and nine months ended September 30, 2017 and 2016.

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

Reverse Stock Split

All references to numbers of shares of our common stock and per-share information in the accompanying financial statements have been adjusted retroactively to reflect the Company’s 1-for- 2 reverse stock split effected on January 31, 2017. The par value was not adjusted because of the reverse stock split.

Stock-based compensation

The Company records stock-based compensation issued to external entities for goods and services at either the fair market value of the shares issued or the value of the services received, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30. There was no stock based compensation for the three and nine months ended September 30, 2017 and 2016.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. We will adopt the ASU beginning in the fourth quarter of 2017

In January 2017, the FASB issued ASU No. 217-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The amendments simplify the subsequent measurement of goodwill and eliminate the two-step goodwill impairment test. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate any material impact on the Consolidated Financial Statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard (“ASC 606”) provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. The new standard is effective for annual reporting periods beginning after December 15, 2017, and accordingly we are required to adopt this standard effective January 1, 2018, the beginning of our fiscal year. We have reviewed ASC 606 and have initially determined that it will not have any material effect on our revenue recognition. However, we will continue to review ASC 606 and evaluate the potential impact the adoption of this ASUs may have on our financial statements and related disclosures. We expect this review to be completed by the end of 2017.

3. Property, Equipment and Software

Property and equipment consisted of the following:

	September 30, 2017	December 31, 2016
Software	$463,311	$359,315
Computers and equipment	99,592	67,878
Furniture	30,391	28,349
Leasehold improvements	20,833	19,476
subtotal	614,127	475,018
Accumulated depreciation and amortization	(307,974)	(218,493)
Property, equipment and software, net	$306,153	$256,525

Depreciation and amortization expense on property, plant, equipment and software for the three and nine months ended September 30, 2017 was $35,334 and $92,440, respectively. Depreciation and amortization expense on property, plant, equipment and software for the three and nine months ended September 30, 2016 was $24,987 and $73,179, respectively.

4. Sales tax payable

The Company is delinquent in filing sales tax returns for certain states (including the remittance of taxes), for which the Company has transacted business. The Company has recorded tax obligations plus potential interest and penalties estimated to be approximately $126,355, computed through September 30, 2017, which are included in accounts payable and accrued liabilities on the balance sheet. The Company is in the process of becoming fully compliant.

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

At September 30, 2017 and December 31, 2016, the Company had a receivable from Cabello, its principal stockholder, of $43,752 and $26,612 that resulted from payments made by the Company on behalf of Cabello. The Company has the right to offset this receivable against any future dividend payments owed Cabello related to the preferred stock described in Note 1. As described in Note 11, subsequent to September 30, 2017, two dividends of $60,000 each were declared and paid. For further information on related party transactions, see Note 1.

Royalty Expense

During the three months and nine month ended September 30, 2017, royalty expense was $5,286 and $11,180, respectively, related to royalties on products sold under the brand name OSIworks. During the three and nine months ended September 30, 2016, the Company recognized royalty expense of $289,125 and $1,016,116, respectively. During the three and nine months ended September 30, 2016, $216,844 and $762,087, respectively, of royalty expense was the result of the amortization of the intangible asset described in Note 1, above.

6. Commitments and Contingencies

Leases

At September 30, 2017, the Company had leased 26 different facilities including its corporate headquarters, active retail locations, storage facility and offices for customer service. Future lease obligation for these facilities are as follows:

.

Year	Amount
2017 (remaining three months)	$83,295
2018	126,250
2019	37,800
2020	12,600
Total	$259,945

Rent expense for the three months ended September 30, 2017 and 2016 was $150,167 and $102,274, respectively. Rent expense for the nine months ended September 30, 2017 and 2016 was $475,674 and $313,351, respectively.

Concentrations

As of September 30, 2017, the Company had only ten qualified vendors that provide it with its hair extension products. The Company sources its hair care products from one vendor. There are numerous suppliers of styling tools as this is a commodity product. During the three months ended September 30, 2017, the Company purchased hair products from four different vendors, however, three vendors accounted for approximately 96.6% of all hair products purchased. During the nine months ended September 30, 2017, the Company purchased hair products from six different vendors, however, two vendors accounted for approximately 92.1% of all hair products purchased.

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

7. Promissory Notes

On September 15, 2016, the Company purchased 150,000 common shares of Her Imports from Admanxoffers.com by issuing a promissory note for $60,000 payable monthly in equal installments of $5,000 until fully paid on October 1, 2017. As part of this transaction Admax agreed that it would not sell any free-trading shares for a period of one year from the transaction date. Assuming an implied interest rate of 6.5%, the value of the note booked as a payment was $57,940. At September 30, 2017 the note was fully paid. At December 31, 2016, the remaining outstanding balance on the note was $43,805. For the three months and nine month ended September 30, 2017, interest expense on the note was $161 and $1,195, respectively.

8. Stockholders’ Equity

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

On January 12, 2017, the Company entered into a Business Purchase Agreement with EnzymeBioSystems, Inc. (“EnzymeBio”), a Nevada corporation, whereby the Company entered into an agreement to purchase 100% ownership of EnzymeBio’s wholly owned subsidiary, Share Acquisition Corp. (“SAC”), a Nevada corporation in exchange for approximately 55,000 shares of the Company’s common stock and $25,000 cash. On February 28, 2017, EnzymeBio agreed to spin-off SAC as a dividend. Pursuant to the Business Purchase Agreement and Nevada Revised Stature 92A.180 (Merger of a subsidiary into parent or parent into subsidiary), SAC was to be acquired and merged into the Company. Restricted common shares of the Company were to be exchanged on a pro-rata one-for-one ownership basis. After the exchange took place, SAC would be collapsed into the Company and subsequently dissolved with the Nevada Secretary of State. The Company agreed to acquire SAC for the sole purpose to increase its shareholder base. As of the date of these financial statements, the $25,000 had been paid, however, the share exchange did not take place and the agreement was not consummated. The Company has now been informed by its legal counsel that this transaction cannot be concluded under current Securities Laws. The Company has informed EnzymeBio of this and has requested that the $25,000 payment be returned. As a result, the $25,000 payment is recorded under Other Asset on the balance sheet.

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello to acquire the exclusive U.S. rights to the Her Imports trademark. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of unregistered non-voting, non-cumulative, callable preferred stock (subsequently revised to 5,000,000 shares) and 7,500,000 unregistered common stock with a combined value of $8,200,000. All shares of Callable Preferred Stock rank superior to all the Company’s preferred stock and common stock currently outstanding and hereafter issued, as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (with the exception of a merger), including the payment of dividends. The callable preferred stock is subject to a monthly dividend payment equal to a rate of $0.144 per share of preferred stock per annum. The declaration and payment of the dividend on a monthly basis is subject to the approval of the Company’s Board of Directors. Such dividend is non-cumulative should the Company not pay the dividend. The Corporation has a right of first refusal to purchase the callable preferred stock, should the shareholder decide to sell all or part of their callable preferred stock. The callable preferred stock has no voting rights. Through September 30, 2017, the Board of Directors has declared and approved, preferred stock dividends of $540,000 ($60,000 each month) to Cabello related to the 5,000,000 shares of callable, non-voting, non-cumulative preferred stock. Because the dividends on the preferred stock are non-cumulative and as this discretion of the Company, these preferred shares are considered to be equity.

At September 30, 2017 and December 31, 2016, the Company had 5,000,000 shares of preferred stock authorized and outstanding and 70,000,000 shares of common stock authorized and 24,899,788 issued and outstanding.

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

9. Stock Based Compensation

Changes in the Company’s outstanding stock options during the nine months ended September 30, 2017 were as follows:

		Weighted
	Number of	Average
	Options	Price
Outstanding at December 31, 2016	-	$-
Granted	300,000	1.78
Exercised
Forfeited of expired
Outstanding at September 30, 2017	300,000	$1.78
Exercisable at September 30, 2017	-	$-

The weighted average remaining contractual term and aggregate intrinsic value of outstanding options as of September 31, 2017 was 4.76 years and $518,130, respectively.

10. Income Taxes

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. An approximate estimated blended tax rate of 23.1% was used to calculate the provision for taxes based on income for the nine months ended June 30, 2017 and 38.25% for the nine months September 30, 2016. The reason for the decrease in the effective tax rate in 2017 is a permanent book versus tax difference related to the amortization of the trademark which is deductible for tax purposes but is not amortized for financial statement purposes. For financial reporting purposes, the provision for income taxes is based on pre-tax income of $724,247 for the nine months ended September 30, 2017 and a pre-tax loss of $99,273 for the nine months ended September 30, 2016, respectively. The provision for income taxes for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
U.S. Federal	$78,811	$33,008	$(146,947)	$55,041
U.S. State	(2,051)	4,964	(21,949)	8,295
Total	76,760	37,972	(168,896)	63,336
Deferred	-	-	-	-
Total benefit (provision) for income taxes	$76,760	$37,972	$(168,896)	$63,336

11. Subsequent Events

On October 2, 2017, by Unanimous Written Consent, the Board of Directors approved a $60,000 dividend related to 5,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd., of which $20,000 was offset against amounts owed by Cabello to the Company. The dividend of was paid on October 2, 2017.

On November 1, 2017, by Unanimous Written Consent, the Board of Directors approved a $60,000 dividend related to 5,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd. The dividend was paid on November 6, 2017.

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

Forward-Looking Statements

This report contains forward-looking statements including our liquidity, anticipated capital asset requirements and anticipated growth and plans for funding our operations. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include a deterioration in general or regional economic, market and political conditions, failure to raise capital, ineffective marketing, unanticipated federal legislation or regulation that increases our cost of compliance, failure to implement our business plan and competition.

Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

The following discussion and analysis compares our results of operations for the three and nine months ended September 30, 2017 and September 30, 2016. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and our Form 10-K for our fiscal year ending December 31, 2016 filed with the Securities and Exchange Commission on April 17, 2017.

Business Organization and Overview

We are a retailer of Human Hair Extension and related haircare and beauty products headquartered in Las Vegas, Nevada. We sell our products at consultation studios throughout the U.S. and on our Website at www.herimports.com. Additionally, by way of our proprietary eCommerce platform and strategic leveraging of social media buys, we convert prospects into customers while developing long-term personal relationships and loyal customers. Our consultation studios are primarily leased on a short-term basis (one year or less). This allows the Company to open and close locations with a minimal amount of time and expense. At these consultation studios, the customer is provided with a personal, one-on-one consultation. Additionally, the Company has one “super-store” in Greenbelt Maryland where we have a number of consultants as well as a waiting room. Finally, the Company operated three mall kiosks, on a test basis, where we displayed and sell a limited amount of hair extensions but also hair-care and styling products. These kiosks exposed foot traffic to the Her Imports brand. Where necessary, the customers were referred to a consultation studio where a confidential and personal, one-on-one consultation is desired. These kiosks were closed during the quarter ending September 30, 2017.

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

Results of Operations

Discussion of three months ended September 30, 2017 and 2016

Product Sales

Product sales for the three months ended September 30, 2017 were $3,668,040 representing a 21.8% increase from revenues of $3,010,915 for the three months ended September 30, 2016. These sales were derived primarily from the sale of human hair extensions and related hair care products under the brands “Her Imports” or “OSIworks.” These sales were made either online or at Her Imports’ consultation studios. Consultation studio sales decreased by 10.0% to $2,049,358 for the three months ended September 30, 2017 when compared to $2,277,094 for the three months ended September 30, 2016. The reason for the decrease is that we closed a number of studios during the quarter and placed a greater emphasis on online sales. This decrease was offset by an increase in online sales. Online sales increased by 120.6% to $1,618,682 for the three months ended September 30, 2017 from $733,821 for the three months ended September 30, 2016. This continued a trend that began in the second quarter of this year as we moved away from retail expansion to an emphasis on online sales and a launch of a new eCommerce Website as well as a sales promotion that was implemented with new marketing techniques utilizing our customer database.

Cost of Products Sold, Gross Profit and Gross Margins

Cost of products sold for the three months ended September 30, 2017 were $1,996,633 representing a 27.4% increase from cost of products sold of $1,567,465 for the three months ended September 30, 2016. Accompanying this increase was a decrease in gross margins to 45.6% for the three months ended September 30, 2017 from a gross margin of 47.9% for the three months ended September 30, 2016. As a result, gross profit increase to $1,671,407 or 15.8% from gross profit of $1,443,450 for the three months ended September 30, 2017.

Operating Expenses

Operating expenses consist of royalty expense, selling expense and general and administrative expense and increased by 5.6% when comparing the three months ended September 30, 2017 to the same period for 2016. Total operating expenses for the three months ended September 30, 2017 were $1,628,538, compared to $1,542,386 for the three months ended September 30, 2016. Royalty expense decrease by $283,839 because royalties are no longer paid on product sales, with the exception of OSIworks, due to the termination of the royalty agreement. This decrease was offset by increases in both selling expense and general and administrative expense. Selling expense for the three months ended September 30, 2017 increased $180,266 or 16.7% for the three months ended September 30, 2017 when compared to the same 2016 period. The increase in selling expense was primarily attributable to an increase in consultation studio operating expenses due to the addition of new locations and kiosks and was offset by a decrease in advertising and Web development expense. There were 35 consultation studios open at some time during the three months ended September 30, 2017 compared to 22 consultation studios open in the same period for 2016. General and administrative expenses for the three months ended increased by $189,725 or 108.8% for the three months ended September 30, 2017 when compared to the same period last year. This increase was primarily due to increased professional fees, investor relations expense, customer service expense, Board of Director expense and travel expense.

Income (loss) from operations

The above resulted in income from operations of $42,869 for the three months ended September 30, 2017 compared to a loss from operations of $98,936 for the three months ended September 30, 2016.

Other income and expense

For the three months ended September 30, 2017, other expense of $2,512 consisted of interest expense of $351, interest income of $1, and a loss on abandonment of fixed assets of $2,162 related to the closing of three mall kiosks. This compares to other expense of $337 consisting of interest expense for the three months ended September 30, 2016.

Provision for income taxes

For the three months ended September 30, 2017, the tax for tax benefit was $76,760 compared to a tax benefit of $37,972 for the three months ended September 30, 2016. These provisions are based on estimated income for the entire year. An approximate estimated blended tax rate of 23.1% was used to calculate the provision for taxes based on income for 2017 and was used 38.2% for 2016. The reason for the decrease in the effective tax rate in 2017 is a permanent book versus tax difference related to the amortization of the trademark which is deductible for tax purposes but is not amortized and expensed for financial statement purposes.

Net income (loss) attributable to company

As a result of the above, net income attributable to company for the three months ended September 30, 2017 was $117,116 compared to net loss attributable to company of $61,301 for the three months ended September 30, 2016.

Results of Operations

Discussion of nine months ended September 30, 2017 and 2016

Product Sales

Product sales for the nine months ended September 30, 2017 were $12,652,837 representing a 19.3% increase from revenues of $10,610,039 for the nine months ended September 30, 2016. These sales were derived primarily from the sale of human hair extensions and related hair care products under the brands “Her Imports” or “OSIworks.” These sales are made either online or at Her Imports’ consultation studios. Consultation studio sales increased by 6.1% to $8,470,835 for the nine months ended September 30, 2017 when compared to $7,988,580 for the nine months ended September 30, 2016. The reason for the increase was new consultation studios open in December 2016 the first quarter of 2017. There were 36 consultation studios open at some time during the nine months ended September 30, 2017 compared to 22 consultation studios open in the same period for 2016. Online sales increased by 59.9% to $4,172,063 for the nine months ended September 30, 2017 from $2,609,270 for the nine months ended September 30, 2016. The primary reason for the increase was the launch of a new eCommerce Website, sales promotions offered during the third quarter of 2017 and an emphasis on monetizing our customer data base that we have focused on building since January 2016. Wholesale sales decreased by $4,267 when comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016. All wholesale sales occurred during the first quarter of both 2017 and 2016

Cost of Products Sold

Cost of products sold for the nine months ended September 30, 2017 were $6,889,965, representing a 23.1% increase from cost of products sold of $5,597,174 for the nine months ended September 30, 2016. This increase was the result of higher sales as well as higher product costs. Gross margin decreased to 45.5% for the nine months ended September 30, 2017 from a gross margin of 47.2% for the nine months ended September 30, 2016.

Operating Expenses

Operating expenses consist of royalty expense, selling expense and general and administrative expense. Total operating expenses for the nine months ended September 30, 2017 were $5,031,231, representing a 2.8% or $146,564 decrease from $5,177,795 for the nine months ended September 30, 2016. This decrease is primarily attributable to a decrease in royalty expense of $1,004,936 due to the fact that we no longer pay royalties on our product sales, with the exception of OSIworks, due to the termination of the royalty agreement with Her Holding Inc. This decrease was partially offset by an increase in both selling expense and general and administrative expense. Selling expense for the nine months ended September 30, 2017 increased $523,050 or 14.8% when compared to the same period in 2016. The increase in selling expense was attributable to an increase in store operating expenses due to the addition of new consultation studios and kiosks, and travel expense related to the opening of new locations and was offset by a decrease in advertising expense. There were 36 consultation studios and kiosks open at some time during the nine months ended September 30, 2017 compared to 22 consultation studios open at some time in the same period for 2016. The decrease in advertising expense resulted from a move away from traditional media advertising into online advertising such as FacebookTM and GoogleTM. General and administrative expenses for the nine months ended increased $335,322 or 52.5% for the nine months ended September 30, 2017 when compared to the same period last year. Salaries and consulting fees, customer service expense, Board of Director and shareholder expense, investor relation expense, audit fees and other consulting expenses contributed to increased general and administrative expense.

Income (Loss) from Operations

The above resulted in income from operations of $731,641 for the nine months ended September 30, 2017 compared to a loss from operations of $164,931for the nine months ended September 30, 2016.

Other Income and Expense

For the nine months ended September 30, 2017, other expense of $7,394 consisted of interest expense of $5,302, interest income of $70, and a loss on abandonment of fixed assets of $2,162 related to the closing of three mall kiosks. This compares to other expense of $774 consisting of interest expense of $842 and interest income of $68 for the nine months ended September 30, 2016.

Benefit (Provision) for Income Taxes

For the nine months ended September 30, 2017, the provision for income tax was $168,896 compared to a tax benefit of $63,336 for the nine months ended September 30, 2016. These provisions are based on estimated income for the entire year. An approximate estimated blended tax rate of 23.1% was used to for the calculation for 2017 and 38.25% for the calculation for 2016. The reason for the decrease in the effective tax rate in 2017 is a permanent book versus tax difference related to the amortization of the trademark, which is deductible for tax purposes but is not amortized and expensed for financial statement purposes.

Net Income (Loss) Attributable to Company

As a result of the above, net income attributable to company, for the nine months ended September 30, 2017, was $555,351 compared to net loss attributable to company of $102,369 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

We had a working capital surplus of $1,726,662 and $1,729,689 at September 30, 2017 and December 31, 2016, respectively, representing a $3,027 increase in our working capital. As of November 7, we had $104,554 in cash.

Our primary use of cash is the purchase of inventory and the payment of dividends on outstanding callable non-cumulative preferred stock. We anticipate that inventory will continue to increase as our sales grow, as we add additional SKU’s to our product line and when we open new retail operations, subject to the occurrence of any material risks, trends and uncertainties stated above. We currently plan to fund our growth through earnings, however, we are currently negotiating with various financial institutions to obtain a credit facility related to the purchase of inventory. Additionally, it is likely that during the coming year, we will raise additional working capital through the sale of equity in order to fund our anticipated growth. We believe we have sufficient working capital to pay our expenses for the next twelve months and anticipate paying monthly dividends of $60,000 on the preferred stock until such time that we call the preferred stock.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2017 totaled $581,431 and resulted primarily from net income attributable to company of $555,351, offset by a net change in operating assets and liabilities of ($68,521). The most significant change in operating assets and liabilities were increases of $182,203 in inventories, $75,366 in deposits, $91,133 in receivables, $106,203 in accounts payable and accrued liabilities and $165,213 in income tax liability. Non-cash items were $92,439 of depreciation and amortization and $2,162 of loss on abandonment of fixed assets.

Net cash used in operating activities during the period ending September 30, 2016 totaled $254,858 and resulted from a net loss attributable to company of $102,368 and a net change in operating assets and liabilities of ($987,756), both offset by non-cash items of $835,266. The most significant changes in operating assets and liabilities were increases of $642,545 in inventories, $316,950 in related party receivables and $164,013 of accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2017 totaled $169,229, including $110,000 for the development of a new eCommerce Website, $34,229 for the purchase of retail location equipment and an investment in subsidiary of $25,000.

Net used in investing activities during the nine-months ended September 30, 2016 totaled $25,592, from purchases of fixed assets.

Net Cash Used in Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2017 totaled $583,805 resulting from payments of preferred dividends of $540,000 and repayments on notes payable of $43,805.

Net cash used in financing activities during the period ended September 30, 2016 was $24,115, resulted from repayments on notes payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 5 to the Unaudited Consolidated Financial Statements.

Critical Accounting Policies and Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its most subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition. There were no material changes to our principal accounting estimates during the period covered by this report.

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

Recent Pronouncements

Our management has evaluated all the recently issued accounting pronouncements through the filing date of these condensed consolidated financial statements and does not believe that any of these pronouncements will have a material impact on our financial position and results of operations. See Note 1 to the Unaudited Consolidated Financial Statements.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, who is also a member of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on such evaluation, the Chief Executive Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective at the reasonable assurance level due to the “material weaknesses” described below:

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standards) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2017. Management evaluated the impact of our failure to have adequate written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. Through most of the year we did not have a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. The Company recently added new directors and has formed an audit committee of independent directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Acquisition and Plan of Merger	10-12G	10/29/09	2.1	-
3.1	Articles of Incorporation	SB-2	6/14/07	3.1	-
3.1(a)	Certificate of Amendment to Articles of Incorporation	8-K	1/12/17	10.18	-
3.2	Bylaws	SB-2	6/14/07	3.2	-
10.1	Replacement Asset Share Purchase & Business Agreement	10-K	4/17/17	10.19	-
10.2	Marketing and Selling Agreement between Her Imports and Cabello Real FDE dated April 20, 2017	8-K	4/27/17	10.20	-
10.3	2017 Equity Incentive Plan	8-K	9/19/17	4.1	-
10.4	Notice of Cancellation of Marketing and Selling Agreement between EZJR, Inc. and Her Holdings, Inc. dated November 28, 2016	8-K	12/31/16	10.16	-
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 8250 W. Charleston Blvd., Suite 110, Las Vegas, NV 89117.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2017	By:	/s/ Barry Hall
	Name:	Barry Hall
	Title:	Executive Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

