Form 10-K
period 2017-12-31
Her Imports
filed 2018-03-27
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by non-affiliates amounted to $9,107,476 on June 30, 2017

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 26, 2017, the registrant’s outstanding common stock consisted of 24,899,788 shares, $0.001 par value. Authorized – 70,000,000 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX

Table of Contents

Her Imports

Index to Form 10-K

For the Year Ended December 31, 2017

PART I

In this Form 10-K, “we”, “us”, and “us” refer to Her Imports.

For further clarification as further described below, the following entities are referred to herein, as follows:

IVPSA Corporation is referred to herein as “IVPSA”

The Original EZJR, Inc. is referred to herein as “Old EZJR”

Her Marketing Concepts, Inc. is referred to herein as “Her Marketing”

EZJR Acquisition Corporation is referred to herein as the “Sub”

Leading Edge Financial is referred to herein as “LEF”

OwnerWiz Realty Inc. is referred to herein as “OWR”

OW Marketing, Inc. is referred to herein as “OWM”

Her Marketing Concepts, Inc. is referred to herein as “Her Marketing”

AdMaxOffers.com LLC is referred to herein as “Admax”

Cabello Real Ltd. or Cabello Real FZE are collectively referred to herein as “Cabello”

Her Imports, LLC is referred to herein as the “LLC”

Leader Act Ltd HK is referred to herein as “Leader”

Her Holding, Inc. is referred to herein as “Her Holding”

ITEM 1. BUSINESS

History and Organization

Overview

We were incorporated in Nevada on August 14, 2006 under the name IVPSA Corporation (“IVPSA”). On July 25, 2008, IVPSA entered into an Acquisition Agreement and Plan of Merger with EZJR, Inc. (“Old EZJR”). Immediately upon the effectiveness of the merger, Old EZJR ceased to exist and IVPSA changed its name to EZJR, Inc. (“EZJR). On January 12, 2017, we changed our name from EZJR, Inc. to Her Imports (“Her”).

We are a retailer of Human Hair Extensions and related haircare and beauty products headquartered in Las Vegas, Nevada. We sell our products at consultation studios and on our Website, www.herimports.com. As of December 31, 2017, we operated 24 retail locations, all of which were in the U.S.

We have one wholly-owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation. All our employees are employed by Her Marketing, using a Professional Employer Organization otherwise known as a PEO.

Corporate History

On August 14, 2016 IVPSA was incorporated under the laws of the State of Nevada as a subsidiary of Eaton Laboratories, Inc., also a Nevada corporation. On July 25, 2008, Old EZJR and IVPSA, entered into an Acquisition Agreement and Plan of Merger. Immediately upon the effectiveness of the merger, the Old EZJR ceased to exist and an amendment to IVSPA Articles of Incorporation was filed to changing our name to EZJR, Inc.

On April 22, 2015, we incorporated Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada corporation, as a wholly owned subsidiary. Since November 28, 2016, all employees of the Company are employed by Her Marketing using a Professional Employment Organization otherwise known as a PEO. Her Marketing partners with the PEO to provide comprehensive human resources outsourcing to help manage our human resources, employee benefits, regulatory compliance, and payroll outsourcing. A PEO works through a co-employment arrangement, which means the PEO contractually shares certain employer responsibilities with us.

On September 15, 2016, we purchased 150,000 of our common shares from admaxoffers.com (“admax”), an unaffliated shareholder, by issuing a promissory note for $60,000 payable monthly in equal installments of $5,000 until fully paid. Assuming an implied interest rate of 6.5%, the value of the note booked as a payment was $57,940. As part of this transaction Admax agreed that it would not sell any free-trading shares for a period of one year from the transaction date. On November 25, 2016, we purchased an additional 500,000 common shares of Her from Admax for $25,000 cash.

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

On January 12, 2017, we changed our name from EZJR, Inc. to Her Imports.

On January 31, 2017, we effected a 1-for- 2 reverse stock split effective January 31, 2017. The par value was not adjusted as a result of the reverse stock split. All references to numbers of shares of our common stock and per-share information in this Form 10-K and the accompanying financial statements have been adjusted retroactively to reflect the split.

Business

We are a retailer of Human Hair Extensions and related haircare and beauty products headquartered in Las Vegas, Nevada. We sell our products at consultation studios and on our eCommerce Website, www.herimports.com. As of December 31, 2017, we operated 24 retail locations, all of which are in the U.S (one of which was closed on that date). These locations are primarily in “executive offices suites” such as Regus PLC, where furniture, administrative staff and security are provided. We then stock the location with products and point-of-sale equipment. These locations are leased on a short-term basis (primarily one year or less). This allows us to open and close our consultation studios with a minimal amount of time and expense. At the consultation studio, the customer is provided with a personal, one-on-one consultation with a Her beauty expert. Additionally, we have one larger location in Greenbelt Maryland where there are several consultants as well as a waiting room. We stock each of our leased locations with products and point-of-sale equipment. Three leases, including our corporate office, had leases longer than one year at the time they were entered into.

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

In addition to our selling the LLC’s products online, LLC’s products were sold at independent retail locations. As part of the Agreement, we reimburse the LLC for the expenses of these locations, employee costs, connectivity expenses and certain other expenses as agreed upon. We make all retail sales and processed through a Point-of-Sale (POS) system implemented by us. Additionally, we reimbursed the LLC for specific customer service costs, warehousing, and fulfillment expenses. Finally, we paid the LLC a 10% royalty on net sales. In return, the LLC provided us with assistance in developing and sourcing of products, promotion of products, employee training, customer service and high-level location management. On November 14, 2014, the Agreement was modified to allow any payments that we made on behalf of the LLC to be offset against any royalty payments. Effective September 1, 2015, we issued 2,000,000 shares of restricted common stock valued at $2,200,000 to Her Holding in exchange for a reduction in the royalty cash payments to 2.5%. Additionally, we agreed to pay for certain connectivity, telephony and customer service expenses that heretofore were paid by LLC.

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

Our goal is to expand our retail locations into additional markets to the extent funding and operation logistics make such expansion feasible. Additionally, we plan to expand the product offerings in our studios and on our website.

eCommerce Platform

On May 28, 2014, we entered an Asset Purchase Agreement with Leader Act Ltd HK, (“Leader”) a private Hong Kong corporation to purchase an ecommerce Platform (“Platform”) software program developed and owned by Leader. The Platform entails all aspects of interaction that a company has with its customer, whether it is sales or service-related, provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agreed to service and maintain the software for a period of two years. For the Platform and service and maintenance, we issued Leader 5,000,000 restricted shares of common stock valued at $0.10 per share. For financial reporting purposes, $350,000 of the purchase price was allocated to the Platform and $150,000 was allocated to the software maintenance agreement, which was booked as a prepaid at the date of the acquisition and is being amortized on a straight-line basis over the two-year term of the agreement. This agreement expired in May 2016. On October 13, 2016, we entered into a five-year maintenance agreement on the Platform with Leader in exchange for 3,000,000 shares of our common stock valued at $375,000.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement (“MIP Agreement”) with Leader. On July 31, 2017, the MIP Agreement was assigned by Leader to Cabello. Under the terms of the MIP Agreement, Cabello undertakes the responsibility to provide the investment dollars for the “media purchase.” The purpose of this media purchase is to generate revenues from the sale of various products and services. When revenues are generated they are split on a 50/50 basis after deducting direct expenses and fees related to the revenues the media purchase, merchant fees, product costs, and affiliate fees. Cabello is responsible for lead generation by spending the funds necessary to purchase various media while managing the overall process. Cabello is also responsible for graphic design, Website design and various other programming expenses. Conversely, we are responsible for customer service, network costs, accounting, and any other related general and administrative costs. Prior to signing the agreement Leader advanced us $50,000 which the agreement allowed to be converted to 500,000 shares of common at $0.05 per share. Under the MIP Agreement, Cabello has an option to purchase up to 9,500,000 shares of common stock that Cabello can purchase at $0.05 per share from its portion of the funds generated by the offers it creates. The number of shares and price per share will not be affected by our proposed reverse split (and one that we affected in 2017) since the MIP Agreement does not contain an adjustment clause any option proceeds are subject to the MIP Agreement and the 50/50 split described above.

Growth Strategy

Our growth strategy consists of the following key elements:

●	Expand our geographic reach. We plan to add new retail locations throughout the United States.
●	Broaden our addressable market. Currently our market consists primary of African American Women. We believe that we can expand our business by addressing the needs of other ethnic groups in the U.S.
●	Expand our product offering. We plan to add new styles of hair extensions and wigs as the market demands. Additionally, we plan to offer a broader range of haircare and beauty products.

Products

Currently, the products we sell fall into three general categories as follows:

●	Human hair extensions and related human hair products. Our hair extensions come in a variety of styles for a variety of uses. We currently focus on products that are woven into existing hair on the human scalp. However, recently, we have begun sourcing and selling products often referred to as “clip-ins” that can temporarily be installed and then removed for later reuse. Finally, we are now exploring selling full, high quality wigs.
●	Hair care products. We currently sell eight different hair care products, all under the brand OSIworks. The products include various shampoos and conditioners, specifically designed and formulated for use with human hair extensions. Additionally, we also sell an adhesive to be used in extension installation called Cling. Cling is not water soluble and, as a result, allow the wearer of hair extension to participate in activities such as swimming, water sports and jogging without fear that the installation of the extensions may be affected.
●	Beauty products and related accessories. We sell a variety of beauty related accessories including silk bonnets, styling tools, and makeup. Styling tools include flatirons and curling irons and are sold under the brand Her Imports. Makeup is sold under the brand Skin & Yang.

Customers

Our customers tend to be African-American women who wish to have longer hair. We sell other product offerings to other ethnic groups to expand our customer base.

Customer Acquisition

We obtain customers through two primary channels, online marketing and traditional media.

Online Marketing.

To acquire customers, we are currently using a variety of low-cost marketing tactics including:

●	Social Media including Instagram, Twitter, Facebook and YouTube.
●	Develop relationships with hair stylists for referrals.
●	Using email and text messaging to our existing customer base and potential customers who have registered on our website.

Traditional Media

In addition to the above, during 2016 we acquired a significant number of social media “followers” by using radio advertising. While this method of obtaining customers was significantly more expensive than our current approach we did build our database of potential customers that we are now leveraging through social media. However, it appears that local radio appears to be the most cost effective in smaller markets.

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

Our competitive disadvantages are:

●	Many of our competitors sell inferior products at lower prices.
●	Customers have a difficult time differentiating between vendors of human hair extensions.
●	We do not currently address all geographical areas in the U.S. with our consultation studios.

We intend to compete against our competitors through the following methods:

●	Offering superior products to our customers.
●	Educating our customers regarding quality issues for human hair extensions.
●	Providing accessory products to our customers.
●	Expanding our geographical reach by opening new retail locations.
●	Providing a superior online shopping experience to our customers.

Seasonality

The business areas in which we operate are subject to seasonal fluctuations due to the ability of our customers to pay for products, which ability correspond to product demand. Our revenues have historically been better during tax season which falls at the end of the first quarter through the beginning of the second quarter, while our revenues have experienced declines in the latter part of summer. As such, past quarterly results are not indicative of future results and may be subject to seasonal fluctuations.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements

On November 28, 2016, we purchased the Her Imports trademark for exclusive use in the United States. With the exception of the Her Imports trademark, we have no trademarks, patents, licenses, franchises, concessions, or royalty agreements. We rely on a combination of trade secret and confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We will rely on copyright laws to protect our future computer programs and our proprietary databases.

Government Regulations

We are subject to a number of laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. Numerous laws and regulatory schemes have been adopted at the national and state level in the United States. Our business is subject to the CAN-SPAM Act as defined below and similar laws adopted by a number of states, which regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers and control other abusive online marketing practices.

The tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings.

The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%.

Similarly, the Federal Trade Commission, has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices they may deem misleading or deceptive or involve unfair trade practices. Many states have “little FTC Acts” which provide for triple damages and attorney’s fees resulting from unfair trade practices.

Need for any Government Approval of Products or Services

Our services do not require government approval.

Costs and Effects of Environmental Laws

We are not subject to any costs or effects of environmental laws.

Research and Development

Since our inception, we have spent no funds on research and development.

Source and Availability of Raw Materials

Inapplicable

Number of Employees

As of March 26, 2018, we had 39 full-time employees and 27 part-time employees.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. We lease or rent the following facilities:

Location	Square Ft	Use
Corp Office	900	Corporate Headquarters
Miami	160	Retail Location
Greenbelt	3000	Retail Location
Baltimore	285	Retail Location
Atlanta	121	Retail Location
Alexandria	195	Retail Location
Brooklyn	200	Retail Location
Chicago	105	Retail Location
Houston	144	Retail Location
Dallas	160	Retail Location
Las Vegas	205	Retail Location
Las Vegas	84	Inventory Storage
Los Angeles	170	Retail Location
Oakland	121	Retail Location
Long Beach	133	Retail Location
Manhattan	105	Retail Location
Charlotte	106	Retail Location
Raleigh	85	Retail Location
Virginia Beach	86	Retail Location
Philadelphia	100	Retail Location
Birmingham	145	Retail Location
Memphis	95	Retail Location
Richmond	121	Retail Location
San Diego	79	Retail Location
New Jersey	95	Retail Location

Our leases are typically for a period of three to twelve months. At December 31, 2017, the Company leased or rented 26 different facilities including its corporate headquarters, active retail locations, storage facility and offices for customer service. One of these leases terminated on December 31, 2017. Future lease obligation for these facilities are as follows:

Year	Amount
2018	$201,922
2019	37,800
2020	12,600
Total	$252,322

We believe the above facilities are suitable for our operations.

ITEM 3. LEGAL PROCEDINGS.

From time to time, including as described below, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may adversely affect our business.

On or about September 5, 2015, in the United States District Court for the Eastern District of New York, we were named as a defendant in a civil action against Her Imports, LLC, Her Imports New York, LLC, Her Holding, Inc., and us by the plaintiff, from a former independent contractor of Her Imports, LLC. The complaint claims unpaid wages and overtime wages in violation of New York Labor Law, among other things. No specific damages are sought in the complaint. We answered the complaint and have denied any wrongdoing since we had no relationship with the contractor, whatsoever. We believe that we have meritorious defense and we will vigorously defend his litigation.

On January 12, 2017, we entered into a Business Purchase Agreement with EnzymeBioSystems, Inc. (“EnzymeBio”), a Nevada corporation, whereby we agreed to purchase 100% ownership of EnzymeBio’s wholly owned subsidiary, Share Acquisition Corp. (“SAC”), a Nevada corporation in exchange for approximately 55,000 shares of the Company’s common stock and $25,000 cash. On February 28, 2017, EnzymeBio agreed to spin-off SAC as a dividend. Pursuant to the Business Purchase Agreement and Nevada Revised Stature 92A.180 (Merger of a subsidiary into parent or parent into subsidiary), SAC was to be acquired and merged into Her Imports. Restricted common shares of the Her Imports were to be exchanged on a pro-rata one-for-one ownership basis. After the exchange took place, SAC would be collapsed into the Her Imports and subsequently dissolved with the Nevada Secretary of State. We agreed to acquire SAC for the sole purpose to increase its shareholder base. As of the date of these financial statements, the $25,000 had been paid, however, the share exchange did not take place and the agreement was not consummated. We were subsequently informed by its legal counsel that this transaction cannot be concluded under current Securities Laws. We informed EnzymeBio of this and requested that the $25,000 payment be returned. As a result, the $25,000 payment is recorded under Other Asset on the balance sheet. Our request for the return of the $25,000 was denied by EnzymeBio. On March 13, 2017 we filed a legal complaint against those parties which include a demand for the $25,000 as well as legal fees and specific damages the we incurred as a result of their actions.

On or about On March 13, 2018, we received a summon in a civil action alleging that we violated the Telephone Consumer Protection Act of 1991 (TCPA). In the complaint, an individual who provided his phone number to us to obtain certain discounts on the Company’s products, claims that we sent several text messages to his cell phone without prior written consent. The suit was filed by on behalf of the plaintiff and others similarly situated. While we have not had sufficient time to fully evaluate the claim, our initial review of the circumstance surrounding the claim are that the action is not justified and as such we intend to vigorously defend ourselves against this action.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets (OTCQB) under the symbol “HHER”. Our common stock last traded at $0.0533 on February 9, 2018. As of that date there were approximately 120 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name. The following table provides the high and low bid price information for our common stock for each quarterly period within the two most recent fiscal years as reported by the OTC Markets (as adjusted for our reverse split). The quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended December 31, 2017	High	Low
First Quarter	$2.00	$1.20
Second Quarter	$2.25	$1.99
Third Quarter	$2.05	$0.95
Fourth Quarter	$1.05	$0.20

Year ended December 31, 2016	High	Low
First Quarter	$2.86	$0.80
Second Quarter	$1.40	$1.40
Third Quarter	$1.40	$0.42
Fourth Quarter	$2.80	$0.42

Dividends

To date we have not paid any dividends on our common stock. In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

During 2017, we paid a total of $720,000 in dividends on 5,000,000 shares of non-voting, non-cumulative, callable preferred stock at a dividend rate of $0.0144 per annum.

Issuer Purchases of Equity Security Securities

In 2017, we did not purchase any of our outstanding equity securities.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to information otherwise required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the periods ended December 31, 2017 and 2016. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates.

Executive Overview

Our primary business purpose is to raise the self-esteem of young urban women by providing high quality beauty products at affordable prices to help our customers achieve their beauty goals while building a loyal customer base that we further monetize through a variety of affiliate partners.

Results of Operations

DISCUSSION OF THE YEAR ENDED DECEMBER 31, 2017 COMPARED TO THE YEAR ENDED DECEMBER 31, 2016

Revenues

Revenues for the year ended December 31, 2017 were $16,069,119 reflecting an increase of $2,494,717 or 18.4% compared to $13,574,402 for the year ended December 31, 2016. The increase in revenues was the result of a $262,805 increase in studio revenue and an increase of $2,249,666 in online revenue partially offset by a decrease of $17,754 of wholesale revenue. The increase in studio revenue was the direct result of new retail location opening during 2017 as well as three mall kiosks that we open during 2017 but ultimately closed due to underperformance. The increase in online revenue was the result of a greater emphasis on digital and social media marketing.

Cost of revenues

Cost of products sold consists of the actual cost of the product, incoming freight, shipping expense to customers, merchant fees, shipping supplies and cost of packaging for the sale of human hair extension and related products. For the year ended December 31, 2017, the cost of product sold was $8,616,081, reflecting an increase of $856,366 or 11.0% compared to $7,759,715 for the year ended December 31, 2016. The increase in cost of sales was primarily a higher unit sales volume partially offset by a unit decrease in the cost of human hair extensions.

Gross profit

For the year ended December 31, 2017, gross profit on products sold was $7,453,038 with a gross margin of 46.4%. For the year ended December 31, 2016, gross profit was $5,814,687 with a gross margin of 42.8%. The increase of $1,638,351 in gross profit is attributable to higher unit sales and lower per unit product costs, primarily as a result of changing vendors.

Operating Expenses

Total operating expenses for the year ended December 31, 2017 was $6,501,330 reflecting a decrease of $10,562 or 0.2% when compared to $6,511,892 for the year ended December 31, 2016. The decrease was a result of a decrease in royalty expense of $1,188,052 resulting from the cancellation of the royalty agreement with Her Holding, partially offset by an increase of $763,157 of selling expense, resulting from increased advertising expense and studio operating expense and $414,333 of general and administrative expense resulting from higher professional and legal costs as well as additional personnel expenses.

Operating Profit

Because of the foregoing, we achieved an operating profit of $951,708 for the year ended December 31, 2017 in comparison to operating loss of $697,205 for the year ended December 31, 2016.

Other income and expense

During the year ended December 31, 2017 we had interest income of $70, interest expense of $8,703 and a loss on abandonment of fixed assets of $7,260 which primarily resulted from closing three mall kiosks during the year. This resulted in net other expense of $15,893.

For the year ended December 31, 2016, we recognized a loss of $1,339,514 on the termination of our agreement with Her Holding. This loss consisted of a write-off of $977,066 of unamortized prepaid royalties and $362,447 of advances to Her Holding that were forgiven in return for termination of the agreement. During the year we also had interest expense of $1,706 and interest income of $165. This resulted in net other expense of $1,341,055.

Provision for income taxes

We and our subsidiary are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. An estimated blended tax rate of 1.2% has been used to calculate the provision for income before taxes of $11,036 for the year ended December 31, 2017, which consists solely of state taxes due to the utilization of a Net Operating Loss Carryforward for Federal tax purposes. In 2017 and for fourteen years thereafter there will be a permanent book versus tax difference of $546,667 each year related to the amortization of the trademark, which is deductible for tax purposes but is not amortized and expensed for financial reporting purposes. The benefit resulting from the loss before income taxes for taxes based on income for the year ended December 31, 2016 is based on a 30% rate for the provision for taxes. This resulted in an income tax benefit of $208,668.

As of December 31, 2017, we had a tax loss carryforward of approximately $849,000 which can be used to offset future Federal income taxes. This carryforward expires in 2037.

Net income (loss)

As a result of the above, net income attributable to company, for the year ended December 31, 2017, was $924,779 compared to net loss attributable to company of $1,829,592 for the year ended December 31, 2016.

Liquidity and Capital Resources

We had a working capital surplus of $2,002,059 and $1,729,689 at December 31, 2017 and 2016, respectively, representing a $272,370 increase in our working capital. As of March 23, 2018, we had $292,045 in cash on hand.

Our primary use of cash is the purchase of inventory and the payment of dividends on outstanding callable non-cumulative preferred stock. We anticipate that inventory will continue to increase as our sales grow, as we add additional SKU’s to our product line and when we open new retail operations, subject to the occurrence of any material risks, trends and uncertainties stated above. We currently plan to fund our growth through earnings, however, we are currently negotiating with various financial institutions to obtain a credit facility related to the purchase of inventory. Additionally, it is likely that during the coming year, we will raise additional working capital through the sale of equity to fund our anticipated growth. We believe we have sufficient working capital to pay our expenses for the next twelve months and anticipate paying monthly dividends of $60,000 on the preferred stock until such time that we call the preferred stock.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2017 totaled $569,224 and resulted primarily from net income attributable to company of $924,779, offset by a net change in operating assets and liabilities of ($521,290). The most significant change in operating assets and liabilities were increases of $288,300 in inventories, $163,442 in deposits, and $120,194 in receivables. Non-cash items were $129,945 of depreciation and amortization, $28,530 of stock-based compensation and $7,260 of loss on abandonment of fixed assets.

Net cash provided by operating activities during the period ending December 31, 2016 totaled $14,783 and resulted from a net loss attributable to company of $1,829,592 and a net change in operating assets and liabilities of ($495,667), both offset by non-cash items of $2,340,042. The most significant changes in operating assets and liabilities were increases of $300,483 in related party receivables, $279,622 in inventories, $245,271 of accounts payable and accrued liabilities and $217,725 of income tax liability. Non-cash items were $1,000,528 of depreciation and amortization and $1,339,514 of write-off of intangible assets.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2017 totaled $148,144, including $110,000 for the development of a new eCommerce Website, and $38,144 for the purchase of retail location equipment and office equipment.

Net used in investing activities during the nine-months ended December 31, 2016 totaled $72,852, of which $47,852 was for purchases of fixed assets and $25,000 for the repurchase of common stock from a shareholder.

Net Cash Used in Financing Activities

Net cash used in financing activities during the year ended December 31, 2017 totaled $586,415 resulting from payments of preferred dividends of $720,000 and repayments on notes payable of $43,805 which were offset by the issuance of notes payable of $177,390.

Net cash used in financing activities during the year ended December 31, 2016 was $36,038, resulted from repayments on notes payable.

Capital Resource Considerations

Although we do not anticipate the need to purchase significant additional material capital assets in order to carry out our business, it may be necessary for us to purchase a new point-of-sale system with enhance inventory management should our sales grow as anticipated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 5 to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent consolidated results of operations. For more information on our accounting policies, please refer to the Notes to Consolidated Financial Statements in this annual report on Form 10-K.

Revenue Recognition

●	We recognize sales made in our stores at the point of sale, and sales through our e-commerce business at an estimated date of receipt by the customer. Amounts billed to customers for shipping and handling sales are classified as other revenues. We make estimates of future sales returns related to current period sales. Management analyzes historical returns, current economic trends and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns.

Customers pay for the products using either cash, a debit card or a credit card. All sales are final. In the case of cash sales at the studio, the studio manager makes a nightly deposit of the cash, rounded down to the nearest dollar. For cash sales, we recognize the sale at the time the customer tenders payment in cash. For credit card and debit sales, the Company recognizes the sale when the card is charged and approved.

Products purchased on the Company’s Website are primarily paid for using either debit cards, credit cards, or PayPal Revenue for online product sales are recognized upon shipment of the product. Additionally, customers have the option of making installment payments on products purchased. In this case fifty percent of the purchase price is paid at the time of sale and the remainder withdrawn from the customer’s account via ACH. Because there is a significant amount of uncertainty related to the subsequent collections via ACH, those payment are only recognized as revenue upon receipt. Finally, customers may purchase product using a payment facility called PayNearMe where a customer who doesn’t have a debit/credit/PayPal account can place an online order with an agreement to take cash and pay for the order at a Paynearme location. The product is then shipped at time Paynearme notifies the Company that the payment has been received. Revenue for online sales is recognized at the time of the shipment of the product.

●	Employee discounts are classified as a reduction of revenue.

●	Sales tax collected from customers is excluded from revenue and is included in accrued liabilities on our Consolidated Balance Sheets to the extent it has not been paid to the various state taxing authorities as of the financial reporting date.

Inventory Valuation

Merchandise inventories are carried at the lower of average cost or market value. We evaluate all our inventories to determine excess inventories based on estimated future sales. Excess inventories may be disposed of through our e-commerce business and stores. Based on historical results experienced through various methods of disposition, we write down the carrying value of inventories that are not expected to be sold at or above cost. Additionally, we reduce the cost of inventories based on an estimate of lost or stolen items each period.

Intangible Assets

Indefinite-lived intangible assets, such as the Her trade name is not subject to amortization. The Company assesses the recoverability of indefinite-lived intangibles whenever there are indicators of impairment, or at least annually in the fourth quarter. If the recorded carrying value of an intangible asset exceeds its estimated fair value, the Company records a charge to write the intangible asset down to its fair value. Any definite-lived intangibles, are amortized on a straight-line basis over their useful life.

We estimate the enterprise fair value based on a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. If the recorded carrying value of the intangible asset exceeds its estimated fair value in the first step, an impairment charge is recorded to write intangible asset down to its fair value.

Long-lived Asset Impairment

We are exposed to potential impairment if the book value of our assets exceeds their expected undiscounted future cash flows. The major components of our long-lived assets are software, store fixtures, equipment and leasehold improvements. We test for impairment during the fourth quarter, and the net book value is reduced to fair value if it is determined that the sum of expected discounted future net cash flows is less than net book value. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made.

We did not recognize any impairment charges related to software during the years ended December 31, 2017 or 2016. In 2017 we recorded a charge of $7,260, due to abandonment of certain fixed assets.

Income Taxes

An asset and liability method is used to account for income taxes. Deferred tax assets and deferred tax liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred taxes are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Inherent in the measurement of deferred taxes are certain judgments and interpretations of enacted tax law and published guidance.

We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in the valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

With respect to uncertain tax positions that we have taken or expect to take on a tax return, we recognize in our financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized from uncertain positions are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon effective settlement.

Share-Based Compensation

The fair value of employee share-based awards is recognized as compensation expense in the statement of operations. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividend yield. Upon grant of awards, we also estimate an amount of forfeitures that will occur prior to vesting. If actual forfeitures differ significantly from the estimates, share-based compensation expense could be materially impacted.

Recent Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. We adopted the ASU in the fourth quarter of 2017.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard (“ASC 606”) provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. The new standard is effective for annual reporting periods beginning after December 15, 2017, and accordingly we are required to adopt this standard effective January 1, 2018, the beginning of our fiscal year. We have reviewed ASC 606 and have determined that it will not have any material effect on our revenue recognition.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding plans for our business operations and our liquidity.

All statements other than statements of historical facts contained herein, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors that follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors below.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following Risk Factors before deciding whether to purchase or sell securities of Her. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Relating to Our Business

Although we were profitable in 2017, we cannot assure you that we will sustain profitability in the future.

We generated net income attributable to the business of approximately $925,000 for the year ended December 31, 2017. Although we have generated net income last year, during the years prior to that we incurred significant losses from operations. We can provide no assurance that we will not see a reduction in profits or that we will remain profitable. If we cannot continue to generate sufficient revenues to operate profitably, we may be forced to cease, limit or suspend operations, or we may be required to raise capital to maintain or grow our operations. There is no assurance that we will be able to raise such capital.

If our largest shareholder chooses to cease providing services to the Company, our results of operations may be adversely affected.

Our largest shareholders, Cabello Real Ltd. and Cabello Real FZE (collectively, “Cabello”) is indirectly controlled by Mr. Patrick Terry. A significant portion of the Company’s revenues are generated by the online marketing efforts of Mr. Terry. We do not pay Mr. Terry or Cabello any compensation for these marketing services and neither Cabello nor Mr. Terry is subject to any non-compete agreement. Although Mr. Terry, through Cabello, has a large interest in the Company’s success in order to see appreciation from his large share ownership and continued payments of dividends in connection with his preferred stock ownership ($60,000 per month), he has no obligation to continue providing these services or competing with the Company if he deems it more beneficial to Cabello. In such event, we would be required to find an alternative marketing partner which may take time and such alternative might not be as effective. If we were to lose the services of Mr. Terry, our results of operations may be adversely affected.

If we continue to see an increase in the number of competitors within our industry, we may see a decrease in market share and our sales will be adversely affected.

The hair care and beauty product industries are highly competitive and have limited barriers to entry, especially from an online retail standpoint. In every locale in which we currently operate a physical retail space, there are competitors offering similar products. In many cases, we face one or more competitors within the locale in which we operate, including companies operating salons as departments within department stores, salon chains, independently owned salons, as well as retailers specifically dealing in hair extension and hair care products. This competition could have a material adverse effect on our business, operations, and financial position. Any net loss of market share to these competitors could negatively affect sales volume of the company. In turn, this would reduce the Company’s revenue and profits and could have a material adverse effect on the business, results of operations, and financial position of the Company.

If we are unable to maintain working relationships with our suppliers, we will be unable to meet our customers’ orders, and our business operations will be adversely affected.

The Company sells 100% authentic human hair extensions; a much higher quality product than the synthetic hair products many of our competitors offer. However, because we purchase and import 100% authentic human hair, we are dependent upon our relationship with our suppliers to provide us with sufficient material supply, which we, in turn, package, process, and sell to our customers via physical retail stores and online sales. Because we use 100% authentic human hair, and we do not manufacture synthetic hair ourselves, our suppliers’ ability to acquire sufficient quantities of human hair is crucial. The price of qualified raw materials can be highly volatile due to several factors, including a general shortage of materials, an unexpected increase in demand for materials, disruptions in suppliers’ business operations, and competitive pressure among suppliers to increase the price of materials. Suppliers may also choose, from time to time, to extend lead times or limit supplies due to a shortage in materials. Additionally, any significant price increase in materials that cannot be passed onto the consumer could have a material adverse effect on our financial condition or business operations. Although we presently have no reason to believe that it will occur, if major suppliers were to cancel their distribution agreements with us, thereby interrupting our supply chain, it would cause a reduction in the sale of products until the Company found a suitable alternative supplier. Any such interruption would have an adverse effect on our business and results of operations.

If our customers experience a significant decrease in income, many of them will reduce their purchases of our products, and our revenues will be adversely affected.

Beauty products, by their nature, are largely elastic goods, the sale of which are dependent upon the consumer’s relative disposable income and their ability to purchase “luxury” goods and products. A negative shift in the income level of a significant portion of our consumer base, which could at any point be caused by a variety of economic factors, would potentially cause a significant decrease in the demand for our products. This is somewhat reflected by the fact that our revenues have historically been significantly better during tax season, when consumers have an influx of disposable income. In the event there is downturn in the economy or increase in unemployment, our revenues will be adversely affected.

If we are unable to distinguish our products as having higher quality than those of our competitors, customers will opt to purchase more inexpensive options, and our revenues will be adversely affected.

The continued success of our business will depend upon our ability to create and expand brand awareness. The markets for hair extension and related hair care and beauty products are already highly competitive, with many well-known brands already holding a significant market share. Our ability to compete effectively and generate revenue will continue to be based upon our ability to create awareness of our products and distinguish them from those of our competitors. We must continue to establish Her Imports as a marquis provider of quality, 100% human hair products, at a competitive price, differing from our competitors who offer products of lesser quality, mostly comprised of synthetic hair. If we are not successful at differentiating our superior products, our revenues and results of operations will be adversely affected.

Because our future growth and profitability will depend in large part upon the effectiveness of our marketing and advertising efforts, if those efforts are unsuccessful we may not be profitable in the future.

Our future growth and profitability will depend in large part upon our media performance, including our ability to:

●	Create greater awareness of our products;
●	Identify the most effective and efficient level of spending in each market and specific media vehicle;
●	Determine the appropriate creative message and media mix for advertising, marketing and promotional expenditures; and
●	Effectively manage marketing costs (including creative and media).

Our marketing expenditures may not result in increased revenue or generate sufficient levels of brand name and program awareness. If our media performance is not effective, our future results of operations and financial condition will be adversely affected.

If the government were to pass additional regulations regarding the import, manufacture, distribution, or sale of our products, overhead costs to satisfy corresponding compliance requirements will increase, which will have an adverse impact on our business operations.

Presently, the import and sale of our 100% human hair products is not burdened by significant regulation or government scrutiny. There is limited public health risk related to our product, and there is little reason to believe that the current political climate warrants concern of additional regulation. However, should the government decide to pass sweeping regulatory reform, it could potentially have significant impacts on our need to increase quality control and compliance measures, which would in turn require an increase in product price and likely negatively affect sales, thereby resulting in decreased revenues and profit margins.

If we do not expand our geographical footprint by expanding our physical retail operations, we may yield significant market share to our competitors, adversely impacting our results of operations.

We presently lease 23 retail locations throughout the United States, with our corporate headquarters and inventory properties both located in Las Vegas, Nevada, and customer support representatives located in Toronto, Canada. While we derive significant revenue from online sales, there is are inherent benefits from both sales and marketing standpoints to having physical retail locations. As the success of our business continues to rely on our ability to distinguish our quality products from those of our competitors, expanding our physical footprint may bolster those efforts. We will continue to examine the potential benefits of expanding our physical presence via additional retail spaces in the future. If we are unsuccessful, our revenues and results of operations will be adversely affected.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the OTC Markets, Inc. (OTCQB) which is not a liquid market. With some limited exceptions, there has not been an active public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTC Markets has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors to re-sell shares of penny stocks like Her. This may have had and may continue to have a depressive effect upon the common stock price.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●	short selling or manipulative conduct by market makers and others,

●	our failure to generate recurring sustainable revenue,

●	our failure to achieve and maintain profitability,

●	actual or anticipated variations in our quarterly results of operations,

●	announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments,

●	disclosure of any adverse results in litigation,

●	the loss of major customers or product or component suppliers,

●	the loss of significant business relationships,

●	our failure to meet financial analysts’ performance expectations,

●	changes in earnings estimates and recommendations by financial analysts, or

●	changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

An investment in Her may be diluted in the future as a result of the issuance of additional securities or the exercise of options, warrants or convertible notes.

In order to raise additional capital to fund our strategic plan, we may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to any person who purchases our common stock. We cannot assure you that we will be successful in raising funds from the sale of common stock or other equity securities.

In the future, we may issue preferred stock without the approval of our shareholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our Board may issue, without a vote of our shareholders, one or more series of preferred stock that have more than one vote per share. This could permit our board of directors to issue preferred stock to investors who support us and our management and permit our management to retain control of our business. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock.

If our common stock becomes subject to a “chill” or a “freeze” imposed by the Depository Trust Company, or DTC, your ability to sell your shares may be limited.

The DTC acts as a depository or nominee for street name shares or stock that investors deposit with their brokers. Although through DTC our common stock is eligible for electronic settlement rather than delivery of paper certificates, DTC in the last several years has imposed a chill or freeze on the deposit, withdrawal and transfer of common stock of issuers whose common stock trades on the OTC Markets. Depending on the type of restriction, it can prevent shareholders from buying or selling our shares and prevent us from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our common stock, if it were your ability to sell your shares would be limited.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Inapplicable to Smaller Reporting Companies.

ITEM 8. FINANCIAL STATEMENTS

The financial statements are included as a separate section following the signature page to the Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s annual report on internal control over financial reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control – Integrated Framework (2013). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2017.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2017 related to the preparation of management’s report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

●	We only recently established a functioning audit committee and elected a majority of independent outside members to our Board of Directors. As such they have only recently begun oversight in the establishment and monitoring of required internal controls and procedures and as such it is too early to determine the effectiveness of this oversight.

●	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

●	While we have implemented monitoring of cash sales and deposit on a daily basis, during 2017 there were occasional lapses in these controls.

●	Due to our small size, it is often difficult to provide for segregation of duties which is essential for a robust control environment.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2017.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described above. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We now have elected a majority of outside directors to our Board of Directors who has appointed a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we will create written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Changes in Internal Control over Financial Reporting

During the past year we have implemented several procedures and internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), however, such controls were not in effect during the entire year and therefore we do not believe that these controls have yet materially affected our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers.

The following table sets forth certain information regarding our current directors and executive officers.

Name	Age	Position
Barry Hall	69	Chairman of the Board, Chief Executive Officer and Chief Financial Officer
Tolanda Shorter	45	President
Matthew Wise	50	Vice President of Finance and Secretary
Leonard H. Dreyer	74	Director
Karen MacDonald	64	Director
Aric Perminter	45	Director
Faisal Razzaqi	42	Director

Biographies of Directors/Officers

Mr. Barry Hall, Executive Chairman of the Board of Directors Chief Executive Officer and Chief Financial Officer

Mr. Hall was appointed to the Board as Executive Chairman and as Chief Financial Officer on January 28, 2014 and was appointed as Chief Executive Officer on May 15, 2015. From July 2007 to date Mr. Hall has served as the President of Carlaris LV Inc. (“Carlaris”) and its predecessor, Carlaris, Inc. Carlaris provided consulting services to the Company until February 2017 pursuant to a consulting agreement between Carlaris and the Company, dated December 1, 2015. It again provided consulting services from October 1, 2017 to December 31, 2017. Mr. Hall was appointed a director as the result of his financial and executive skills.

Ms. Tolanda Shorter, President

Ms. Shorter was appointed as President of the Company on July 31, 2017. In February 2017, Ms. Shorter was appointed Vice President, Product Development and Marketing of Her Imports. From 2013 to February 2017, Ms. Shorter served, on a part-time basis, as Global Artistic Director for Textured Hair, Worldwide Prestige Hair Care Company.

Mr. Matthew Wise, Vice President, Finance and Secretary

The Company appointed Mr. Wise as the Company’s Vice President, Finance and Secretary on August 19, 2017. Mr. Wise had been Controller for the Company since March 28, 2017. Mr. Wise previously served as a Controller with Good Spirits Distributing from October 2015 until March 2017 and as a Senior Controller with Vision Airlines, Inc. from 2005 until October 2015.

Mr. Leonard H. Dreyer, Director

Mr. Dreyer has been a director since December 18, 2017. He has been retired since 2001 and has been a restaurant industry consultant since his retirement. From March 2003 to September 2005, Mr. Dreyer was a director and Chairman of the Audit Committee of Worldwide Restaurant Concepts, Inc. He previously was Chairman of the Board and Chief Executive Officer of Marie Callendar’s Pie Shops, Inc. During his retirement, Mr. Dreyer has been active in and a director for several charities including the Marine Corps Scholarship Foundation and Cal State University Fullerton Philanthropic Foundation.

Mr. Aric Perminter, Director

Mr. Perminter has been a director since August 4, 2017. In 2009, Mr. Perminter founded Lynx Technology Partners, Inc., (“Lynx”) and he is currently the Chairman of the Board of Directors for Lynx. Mr. Perminter was appointed as a director for his skills in risk management, strategic decision making, business insights, and global perspectives.

Dr. Karen Macdonald

Dr. Macdonald has been a director since August 4, 2017. Dr. Macdonald is currently a Senior O.D. Analyst and Training SSM for General Dynamics Electric Boat in New London, CT. Prior to joining General Dynamics Electric Boat, Dr. Macdonald served as the Leadership Development Manager for G4S Nuclear security and the Regional director of humility for Mary HealthPartners. Dr. MacDonald was appointed as a director for her business experience in operations management, along with leadership, consumer industry, marketing experience and knowledge of business.

Dr. Faisal Saeed Razzaqi

Dr. Razzaqi has been a director since August 4, 2017. Dr. Razzaqi has been a physician at the Department of Pediatric Hematology and Oncology at the Children’s Hospital, Madera, California since December 2009. Dr. Razzaqi was appointed as a director for his background in medicine and his medical knowledge which the Board will utilize to understand the relationship between consumer products and their potential health impact.

Family Relationships

There are no family relationships among the Company’s directors and/or executive officers.

Board responsibilities

The Board oversees, counsels, and directs management in regard to the long-term interests of the Company and its shareholders. The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of the Company. The Board is not involved in the operating details on a day-to-day basis.

Board committees and charters

The Board and its committees meet and act by written consent from time-to-time as appropriate. The Board delegates various responsibilities and authority to its Board committees. On September 5, 2017, the Board established three committees: the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee.

The following table identifies the current committee members who we nominated to serve:

Name	Audit	Compensation	Governance and Nominating
Leonard Dreyer	Chair
Aric Perminter	X		Chair
Karen MacDonald		Chair
Faisal Razzaqi		X	X

Director Independence

With the exception of Mr. Hall, our Board determined that all of our present directors are independent in accordance with standards under the Nasdaq Listing Rules.

Our Board determined that as a result of being employed as an executive officer, Mr. Hall is not independent under the Nasdaq Listing Rules.

Our Board has determined that Leonard Dreyer and Aric Perminter are independent under the Nasdaq Listing Rules independence standards for Audit Committee members. Our Board has also determined that Karen MacDonald and Faisal Razzaqi are independent under the Nasdaq Listing Rules independence standards for Compensation Committee members.

Committees of the Board of Directors

Audit Committee

The Audit Committee reviews our financial reporting process on behalf of the Board and is required to administer our engagement of the independent registered public accounting firm. The Audit Committee is required to meet with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. The Audit Committee held one meeting in 2017.

Audit Committee Financial Expert

Our Board has determined that Mr. Dreyer, is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee, which currently consists of Karen MacDonald and Faisal Razzaqi is to review Her Imports’ compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to shareholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering the 2017 Equity Incentive Plan (the “Plan”). The Compensation Committee held no meetings in 2017.

Governance and Nominating Committee

The Governance and Nominating Committee, which consists of Aric Perminter and Faisal Razzaqi, is required to review the management of the Company and make recommendations to the Board concerning the Company’s corporate governance. The Governance Committee held no meetings and acted by unanimous consent on one occasion in 2017.

Number of meetings of the board for fiscal year 2017

During 2017, the Board had two meetings and acted by unanimous consent on 26 occasions. There were no directors who attended fewer than 75 percent of the total meetings or committee meetings while serving on the Board in 2017.

Board diversity

While we do not have a formal policy on diversity, the Board considers diversity to include the skill set, background, reputation, type and length of business experience of the Board members as well as a particular nominee’s contributions to that mix. The Board believes that diversity brings a variety of ideas, judgments and considerations that benefit the Company and its shareholders. Although there are many other factors, the Board seeks individuals with experience on operating growing businesses, marketing and consumer products expertise.

Board leadership structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions. We believe that this Board leadership structure is the most appropriate for the Company. Because we are a small company, it is more efficient to have the leadership of the Board in the same hands as the Chief Executive Officer. The challenges faced by us at this stage – implementing the Company’s business and marketing plan and accelerating the Company’s growth – are most efficiently dealt with by one person who is familiar with both the operational aspects as well as the strategic aspects of the Company’s business.

Board risk oversight

The Company’s risk management function is overseen by the Board. The Company’s management keeps its Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Mr. Barry Hall works closely together with the Board once material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, the Company’s independent directors may conduct the assessment. Presently, the primary risks affecting us are inadequate preventive financial controls, our reliance upon the person who controls its principal shareholder, the Company’s ability to grow the Company’s business with the Company’s current cash balance and manage the Company’s expected growth.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of the Company’s employees, including the Company’s Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to the Company’s directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations and the prompt reporting of illegal or unethical behavior. We will provide a copy, without charge, to anyone that requests one in writing to Her Imports, 8250 W. Charleston Blvd., Suite 110, Las Vegas, NV 89117 Attention: Corporate Secretary.

Communication with our Board of Directors

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Her Imports, 8250 W. Charleston Blvd., Suite 110, Las Vegas, NV 89117 Attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2017, except Leader Act Ltd HK. Except for (1) a Form 3 for Mr. Barry Hall, our Chief Executive Officer, was filed late; (2) a Form 3 for Ms. Tolanda Shorter, our President, was filed late and a Form 4 disclosing one transaction was never filed; (3) a Form 3 for Mr. Alexander Wong, a former director, was filed late and he failed to file a Form 4 disclosing a stock option grant; (4) a Form 3 for Mr. Faisal Razzaqi, a director, was filed late and he failed to file a Form 4 disclosing a stock option grant; (5) a Form 3 for Ms. Karen MacDonald, a director, was filed late and she failed to file a Form 4 disclosing a stock option grant; (6) a Form 3 for Mr. Aric Perminter, a director, was filed late and he failed to file a Form 4 disclosing a stock option grant; (7) a Form 3 for Mr. Jonathan Terry, 10% owner, was filed late and failed to file a Form 4 disclosing one transaction; and (8) a Form 3 for Mr. Leonard Dreyer that was filed late. No Form 5s were filed.

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving as of December 31, 2017 whose compensation exceeded $100,000, which we refer to as “Named Executive Officers.” With the exception of Ms. Shorter and Mr. Hall, no other executive officer serving as of December 31, 2017 received compensation of at least $100,000.

Summary Compensation Table

Name	Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Barry Hall (1)	CEO & CFO	2017	$110,192	-0-	-0-	$62,700	$172,892
	CEO & CFO	2016	-0-	-0-	-0-	$156,000	$156,000

Tolanda Shorter (2)	President	2017	$159,230	$30,000	$76,080	$14,100	$279,410

Denis Betsi (3)	CTO	2017	-0-	-0-	-0-	$126,000	$126,000
	CTO	2016	-0-	-0-	-0-	$191,000	$191,000

(1)	In 2016 all Barry Hall’s compensation consists of payments for consulting work. Hall became a full-time employee of the Company on March 1, 2017. Effective October 1, 2017, Mr. Hall agreed to revert to his prior Consulting Agreement with the Company in order to conserve cash. For the balance of 2017, his corporation received a fee of $10,000 per month. He became a full-time employee on January 2, 2018. All of Mr. Hall’s “All Other Compensation” consisted of consulting fees which are not included in under Salary.

(2)	Tolanda Shorter was appointed as Vice President, Product Development and Marketing on February 1, 2017 and President on July 31, 2017. From February 1, 2017 to February 28, 2017, Ms. Shorter was compensated as a consultant until she became a full-time employee on March 1, 2017. In 2017 Ms. Shorter’s “All Other Compensation” consisted of $10,100 in consulting fees and $4,000 for reimbursement of medical insurance.

(3)	All of Mr. Betsi’s compensation consists of payments for consulting work. Mr. Betsi resigned from his position on August 19, 2017

Compensation Agreements/Arrangements

March 1, 2017, the Company entered into a two-year employment Agreement with Mr. Barry Hall. Under that Agreement, he received annual compensation of $200,400 per year through September 30, 2017. Effective October 1, 2017, Mr. Hall agreed to revert to his prior Consulting Agreement with the Company to conserve cash. For the balance of 2017, during which time his corporation received a fee of $10,000 per month. Effective January 1, 2018, Mr. Hall agreed to reduce his compensation to $180,000 per year for the remainder of his agreement.

Effective July 1, 2017, the Company entered into a two-year employment Agreement with Ms. Tolanda Shorter, the Company’s President.  The Agreement provides for an annual base salary of $180,000 per year, a signing bonus of $30,000 and an annual performance bonus. Additionally, Ms. Shorter was granted 100,000 stock options.

The Board has the discretion to increase each of the Named Executive Officers base salary. Any such discretionary increase must be based on profitability, positive cash flow or such other factors as they deem important.  Additionally, the Board will have the discretion to award each of the Named Executive Officers a bonus based upon job performance or any other factors determined by the Board.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2017:

Outstanding Equity Awards as of December 31, 2017

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price	Option Expiration Date
Tolanda Shorter, President	12,500	87,500	0	1.78	7/4/2022

Stock Option Grants

The following table shows stock options awarded to Officers and Independent Directors for the year ended December 31, 2017.

Name	Grant Date	Stock Options Awarded	Exercise Price	Options Exercisable	Option Expiration Date
Tolanda Shorter	7/5/2017	100,000	$1.78	12,500	7/4/2022
Karen Macdonald	7/5/2017	50,000	$1.78	6,250	7/4/2022
Aric Perminter	7/5/2017	50,000	$1.78	6,250	7/4/2022
Faisel Razzaqi	7/5/2017	50,000	$1.78	6,250	7/4/2022
Leonard Dreyer	12/17/2017	50,000	$0.30	-	7/5/2022

The exercise price represents the market price at the date of grant.

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

Director Compensation

On July 27, 2017, the Board adopted a Board Compensation Package (“BCP”). The BCP provides that new Board members will be given 50,000 incentive stock options, vesting quarterly over two years, to be granted on the day of election or appointment to the Board. Additionally, under the BCP current Board members will be compensated with (i) $1,000 for each quarterly board meeting attended, (ii) $250 for each special board meeting attended, (iii) 5,000 incentive stock options, vesting 25% quarterly over the course of the year, to be granted on the first day of each year and (iv) reimbursements to attend annual Board and shareholder meetings.

Non-employee members of our Board of Directors were compensated for as follows:

Fiscal 2017 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($) (1)	Total ($)
Leonard Dreyer	-	-	6,410	6,410
Juan Hernandez (2)	-	-	-	-
Karen Macdonald	2,000	-	38,040	40,040
Aric Parminter	1,000	-	38,040	39,040
Faisal Razzaqi	2,000	-	38,040	40,040
Alexander Wong (3)	2,250	-	38,040	40,290

(1)	Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the independent members of our Board during 2017, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the director.
(2)	Mr. Hernandez served on the Board from May 22, 2014 to July 28, 2017.
(3)	Mr. Wong served on the Board from July 28, 2017 to December 18, 2017 and was the Chairman of the Audit Committee.

Equity Compensation Plan Information Table

The following chart reflects the number of securities granted and the weighted average exercise price for our compensation plans as of December 31, 2017.

Name of Plan	Aggregate Number of Securities Underlying Outstanding Options and Rights	Weighted Average Exercise Price Per Share ($)	Aggregate Number of Securities Available for Grant
Equity compensation plans approved by security holders	350,000	1.57	1,850,000
Equity compensation plans not approved by security holders	-	-	-
Total	350,000	1.57	1,850,000

(1)	Represents shares/options issued under the Plan.

ITEM 12. SERCURITY OWNERSHIP OF CERTAN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of Her’s common stock beneficially owned as of March 26, 2018 by (i) those persons known by her to be owners of more than 5% of its common stock, (ii) each director and director nominee, (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) Her’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Her Imports, 8250 W. Charleston Blvd., Suite 110, Las Vegas, NV 89117.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Named Executive Officers:
Common Stock	Barry Hall	375,000	1.5%
Common Stock	Tolanda Shorter (2)	25,000	*

Directors:
Common Stock	Leonard Dreyer (2)	6,250	*
Common Stock	Karen Macdonald (2)	12,500	*
Common Stock	Aric Perminter (2)	12,500	*
Common Stock	Faisal Razzaqi (2)	12,500	*
Common Stock	All directors and executive officers as a group (6 persons)	443,750	1.8%

5% Shareholders:
Common Stock	Cabello Real Ltd. (3)	7,500,000	30.0%
Common Stock	Cabello Real FZE (3)	7,636,170	30.6%

* indicates less than 1%

(1)	Based on 24,899,794 shares of common stock issued and outstanding as of March 23, 2018 plus 68,750 shares that can be acquired within 60 days. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, Her Imports believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days nor shares that may be purchased under the MIP Agreement.

(2)	Represents shares issuable pursuant to vested stock options.

(3)	Cabello Real Ltd is located at Level 23 Boulevard Plaza Tower 2 Emaar Boulevard, Dubai, United Arab Emirates. Cabello Real FZE is located at Business Center, Al Shmookh Building, UAQ Free Trade Zone, Umm Al Quwain, United Arab Emirates. Mr. Jonathan Terry indirectly controls Cabello Real Ltd. and Cabello Real FZE. Additionally, Cabello Real Ltd. owns 5 million shares of non-voting callable preferred stock and has the right in the future to purchase up to 9.5 million shares of common stock at $0.05 per share under the MIP Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Her Holding

On November 28, 2016, we forgave $362,448 in advances made to Her Holding, a stockholder, as part of the termination of the agreement with Her Holding.

Barry Hall

During the year ended December 31, 2017 and 2016 we paid Carlaris, Inc. $62,700 and $156,000, respectively, for consulting services. This company is controlled by Mr. Barry Hall, who is our Chairman, Chief Executive Officer and Chief Financial Officer.

Denis Betsi

During the year ended December 31, 2017 and 2016 we paid $126,000 and $191,000, respectively, for consulting services. This company is controlled by Mr. Denis Betsi, who at the time of the payments was our Chief Technology Officer and a director.

Cabello

On November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello to acquire the exclusive U.S. rights to the Her Imports trademark. In addition to these rights, the Company also purchased certain other assets owned by Cabello including customer lists and various digital content. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of non-voting, non-cumulative, callable preferred stock (subsequently revised to 5,000,000) with a dividend rate of $0.144 per share per annum and a liquidation preference of $2.00 per share. In addition, the Cabello received 7,500,000 shares of common stock. Both the preferred stock and common stock issued were unregistered. Additionally, the Company applied with the State of Nevada for the approval of the Certificate of Designations, Preferences, and Rights of Callable Non-cumulative Preferred Stock. The Certificate designated 5,000,000 as Callable Non-cumulative Preferred Stock at a par value of $.001 per share. Cabello is controlled by Mr. Jonathan Terry, who is the Company’s principal shareholder who is also actively involved in its daily operations.

At December 31, 2017 and December 31, 2016, the Company had a receivable from Cabello, its principal stockholder, of $108,026 and $26,612 that resulted from payments made by the Company on behalf of Cabello. The Company has the right to offset this receivable against any future dividend payments owed Cabello related to the preferred stock. As described in Subsequent to December 31, 2017, two dividends of $60,000 each were declared and offset against amounts owed by Cabello. Finally, during 2017, the Company incurred $14,675 in royalty expense owed to Cabello which was also offset against the Cabello receivable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On July 28, 2015, our Board of Directors approved the appointment of and engaged RBSM LLP, as our independent registered public accounting firm.

The aggregate fees billed to us or incurred by us to RBSM, LLP for the year ended December 31, 2017 and 2016 are as follows:

	For Year Ended December 31, 2017	For Year Ended December 31, 2016
Audit Fees (1)	$69,961	$73,191
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
Total	$69,961	$73,191

(1) Audit Fees include fees billed and expected to be billed for services performed as of December 31, 2017 to comply with GAAP, including the recurring audit of our financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the SEC.

Audit Committee Policies and Procedures

At the time of engaging RBSM we did not have an audit committee; therefore, our Board pre-approved all services to be provided to us by our independent auditor. This process involves obtaining (I) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal period ending December 31, 2017, all fees paid to RBSM, LLP were pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

For the years ended December 31, 2017 and 2016, there were no fees billed for professional services rendered by our independent auditors for non-audit related fees, including assistance with responding to SEC comment letters, consents, and procedures performed relating to potential acquisitions.

Tax Fees

For the years ended December 31, 2017 and 2016, there were no fees billed by our auditors for the preparation of corporate tax returns.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1)

Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)

Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements or notes included herein.

(3)	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Acquisition and Plan of Merger	10-12G	10/29/09	2.1
3.1	Articles of Incorporation	SB-2	6/14/07	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - name change	8-K	1/12/17	10.18
3.1(b)	Certificate of Amendment to Articles of Incorporation - preferred stock	8-K	2/14/18	3.1
3.2	Bylaws	SB-2	6/14/07	3.2
10.1	Asset Share Purchase & Business Agreement between Cabello Real and Her Imports dated as of October 2015	8-K/A	12/5/16	10.15
10.2	Replacement Asset Share Purchase & Business Agreement between Cabello Real and Her Imports dated as of November 28 2016	10-K	4/17/17	10.19
10.3	Marketing and Selling Agreement between Her Imports and Cabello Real FDE dated April 20, 2017	8-K	4/27/17	10.20
10.4	2017 Equity Incentive Plan	8-K	9/19/17	4.1
10.5	Agreement with Admax, Blanco and Zimbardi	8-K	12/31/16	10.12
10.6	Notice of Cancellation of Marketing and Selling Agreement between Her Imports and Her Holdings, Inc. dated November 28, 2016	8-K	12/31/16	10.16
10.7	Media Investor Purchase Agreement between Her Imports and Leader Act HK	8-K	6/29/14	10.9
10.8	Employment, Confidentiality and Proprietary Rights Agreement - Tolanda Shorter*				Filed
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Represents compensatory plan of management.

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

Her Imports

Date: March 27, 2018	By:	/s/ Barry Hall
	Name:	Barry Hall
	Title:	Executive Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 27, 2018	By:	/s/ Leonard Dreyer
	Name:	Leonard Dreyer
	Title:	Director

Date: March 27, 2018	By:	/s/ Karen Macdonald
	Name:	Karen Macdonald
	Title:	Director

Date: March 27, 2018	By:	/s/ Aric Perminter
	Name:	Aric Perminter
	Title:	Director

Date: March 27, 2018	By:	/s/ Faisal Razzaqi
	Name:	Faisal Razzaqi
	Title:	Director

Her Imports

AUDIT REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Her Imports and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Her Imports and Subsidiary (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

Larkspur, CA

March 27, 2018

Her Imports

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS

Current assets
Cash	$190,233	$355,568
Receivables	165,770	45,576
Related party receivables	108,026	26,612
Inventories	2,335,753	2,047,453
Prepaid maintenance fees - current	75,000	75,000
Other prepaid expenses	64,923	46,411
Deposits	196,392	32,950
Total current assets	3,136,097	2,629,570

Property, equipment and software, net	267,464	256,525
Prepaid maintenance fees - non-current	209,375	284,375
Other asset	25,000	-
Trademark	8,200,000	8,200,000
Total assets	$11,837,936	$11,370,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$822,216	$728,425
Income tax liability	134,432	127,651
Notes payable	177,390	43,805
Total current liabilities	1,134,038	899,881

Total liabilities	1,134,038	899,881

Stockholders’ equity
Callable $0.144 per share per year non-cumulative dividend liquidation preference of $2.00 per share, preferred stock, $0.001 par value, 10,000,000 shares authorized and 5,000,000 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	5,000	5,000
Common stock, $0.001 par value, 70,000,000 shares authorized and 24,899,788 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	24,900	24,900
Additional paid-in capital	26,659,027	26,630,497
Accumulated deficit	(15,985,029)	(16,189,808)
Total stockholders’ equity	10,703,898	10,470,589
Total liabilities and stockholders’ equity	$11,837,936	$11,370,470

See accompanying notes to these consolidated financial statements.

Her Imports

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2017	2016
Product sales	$16,069,119	$13,574,402
Cost of products sold	8,616,081	7,759,715
Gross profit	7,453,038	5,814,687

Operating expenses
Royalties	14,675	1,202,727
Selling expense	5,184,806	4,421,649
General and administrative expense	1,301,849	887,516
Total operating expenses	6,501,330	6,511,892

Income (loss) from operations	951,708	(697,205)

Other (expense) income
Loss on termination of agreement	-	(1,339,514)
Interest income	70	165
Interest expense	(8,703)	(1,706)
Loss on abandonment of fixed assets	(7,260)	-
Total other expense	(15,893)	(1,341,055)
Income before benefit (provision) for income taxes	935,815	(2,038,260)

Benefit (provision) for income taxes	(11,036)	208,668
Net income (loss) attributable to company	924,779	(1,829,592)
Preferred stock dividends	(720,000)	-
Net income (loss) to common stockholders	$204,779	$(1,829,592)

Net basic income per share attributable to common Stockholders: basic and diluted	$0.01	$(0.11)

Weighted average number of common shares outstanding: basic and diluted	24,899,788	17,231,345

See accompanying notes to these consolidated financial statements.

Her Imports

Consolidated Statement of Stockholders’ Equity

Years Ended December 31, 2017 and 2016

	Callable Non-cumulative				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, December 31, 2015	-	-	16,299,788	$16,300	$18,152,037	$(14,360,216)	$3,808,121
Purchase of common stock from shareholder in exchange for note payable	-	-	(150,000)	(150)	(57,790)	-	(57,940)
Issuance of common stock in exchange of software maintenance agreement	-	-	1,500,000	1,500	373,500	-	375,000
Purchase of common stock from shareholder	-	-	(250,000)	(250)	(24,750)	-	(25,000)
Issuance of preferred and common stock in exchange for trademark	5,000,000	5,000	7,500,000	7,500	8,187,500	-	8,200,000
Net loss attributable to common stockholders	-	-	-	-	-	(1,829,592)	(1,829,592)
BALANCE, December 31, 2016	5,000,000	5,000	24,899,788	24,900	26,630,497	(16,189,808)	10,470,589
Non-cash stock compensation	-	-	-	-	28,530	-	28,530
Net income attributable to common stockholders	-	-	-	-	-	204,779	204,779
BALANCE, December 31, 2017	5,000,000	5,000	24,899,788	$24,900	$26,659,027	$(15,985,029)	$10,703,898

See accompanying notes to these consolidated financial statements.

Her Imports

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss) attributable to Company	$924,779	$(1,829,592)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	129,945	1,000,528
Stock-based compensation	28,530	-
Write-off of intangible assets	-	1,339,514
Loss on abandonment of fixed assets	7,260	-
Changes in operating assets and liabilities:
Receivables	(120,194)	19,364
Related party receivables	(81,414)	(300,483)
Inventories	(288,300)	(279,622)
Prepaid maintenance fees	75,000	46,875
Other prepaid expenses	(18,512)	5,823
Deposits	(163,442)	(15,170)
Accounts payable and accrued liabilities	93,791	245,271
Income tax liability	6,781	(217,725)
Other asset	(25,000)	-
Net cash provided by operating activities	569,224	14,783

INVESTING ACTIVITIES
Purchase of fixed assets	(148,144)	(47,852)
Purchase of common stock from stockholder	-	(25,000)
Net cash used in investing activities	(148,144)	(72,852)

FINANCING ACTIVITIES
Repayment on notes payable	(43,805)	(36,038)
Issuance of notes payable	177,390	-
Payment of preferred dividend	(720,000)	-
Net cash used in financing activities	(586,415)	(36,038)

NET DECREASE IN CASH	(165,335)	(94,107)

CASH - BEGINNING OF PERIOD	355,568	449,675
CASH - END OF PERIOD	$190,233	$355,568

SUPPLEMENTAL DISCLOSURES:
Interest paid	$5,539	$603
Income taxes paid	$4,254	$4,176

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for trademark	$-	$8,200,000
Purchase of software maintenance agreement with common stock	$-	$375,000
Issuance of note payable for buy back of stock from stockholder	$-	$57,940

See accompanying notes to these consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Description of the Company

Her Imports, (previously known as EZJR, Inc.), (“the Company” or “Her”), was incorporated on August 14, 2006 under the laws of the State of Nevada.

Corporate Structure and Business

HER is a retailer of Human Hair Extensions and related haircare and beauty products headquartered in Las Vegas, Nevada. The Company sells its products at consultation studios and on its Website, www.herimports.com. As of December 31, 2017, the Company operated 24 retail locations, all of which are in the U.S. These locations are primarily in “executive offices suites” such as Regus PLC, where furniture, administrative staff and security are provided. The Company then stocks the location with products and point-of-sale equipment. These locations are leased on a short-term basis (primarily one year or less). Three leases, including our corporate office, have leases longer than one year at the time they were entered into. This allows the Company to open and close its consultation studios with a minimal amount of time and expense. At the consultation studio, the customer is provided with a personal, one-on-one consultation with a Her beauty expert. Additionally, the Company has one larger location in Greenbelt Maryland where there are several consultants as well as a waiting room.

The Company has one wholly owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation. All employees of the Company are employed by Her Marketing, using a Professional Employer Organization otherwise known as a PEO. Her partners with the PEO to provide comprehensive HR outsourcing to help manage the Company’s human resources, employee benefits, regulatory compliance, and payroll outsourcing. A PEO works through a co-employment arrangement, which means the PEO contractually shares certain employer responsibilities with the company.

Agreement with Cabello Real Ltd.

On November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. (“Cabello”), a private United Arab Emirates company to acquire the exclusive U.S. rights to the Her Imports trademark. In addition to these rights, the Company also purchased certain other assets owned by Cabello including customer lists and various digital content. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of non-voting, non-cumulative, callable preferred stock (subsequently revised to 5,000,000) with a dividend rate of $0.144 per share per annum and a liquidation preference of $2.00 per share. In addition, the Cabello received 7,500,000 shares of common stock. Both the preferred stock and common stock issued were unregistered. Additionally, the Company applied with the State of Nevada for the approval of the Certificate of Designations, Preferences, and Rights of Callable Non-cumulative Preferred Stock. The Certificate designated 5,000,000 as Callable Non-cumulative Preferred Stock at a par value of $.001 per share. Cabello is controlled by Mr. Jonathan Terry, who is the Company’s principal shareholder who is also actively involved in its daily operations.

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

In addition to the Company selling the LLC’s products online, LLC’s products were sold at independent retail store locations. As part of the agreement with Her, the Company reimbursed LLC for the expenses of these store locations, employee costs, connectivity expenses and certain other expenses as agreed upon. All retail store sales were made by the Company and processed through a Point-of-Sale (POS) system implemented by the Company. Additionally, the Company reimbursed LLC for specific warehousing and fulfillment expenses. Finally, the Company paid LLC a 10% royalty on net sales. In return, LLC provided the Company with assistance in developing and sourcing of products, promotion of products, employee training, customer service and high-level store management. On November 14, 2014, the Agreement was modified to allow any payments made by the Company on behalf of LLC to be offset against any royalty payments. On March 7, 2015, the Agreement was transferred to Her Holding, Inc. (“Holding”). As part of the assignment LLC transferred all rights, obligations and interest in the Agreement. Effective September 1, 2015, the Company issued 2,000,000 shares of restricted common stock valued at $2,200,000 to Holding in exchange for a reduction in the royalty cash payments to 2.5%. Additionally, the Company agreed to pay for certain connectivity, telephony and customer service expenses that previously were paid by LLC.

On November 28, 2016, the Agreement with Holding was terminated and simultaneously, the Company entered into an Asset Share Purchase & Business Agreement with Cabello described above. Additionally, the Company hired certain LLC and Holding employees and assumed three location leases that were in the name of LLC. At the time of the termination of the Agreement, the Company wrote off $977,066 in unamortized prepaid royalties and $362,448 of advances to Holding that were forgiven in return for termination of the Agreement. This resulted in a non-cash loss on termination of the Agreement of $1,339,514 during the year ended December 31, 2016.

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

Leader is controlled by Mr. Aymen Boughanmi who until recently acted together with Mr. Jonathan Terry who together at that time owned 80.8% of the company. Currently, leader owns, on record, 4,972,951 shares of common stock.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement (“MIP”) with Leader. On July 31, 2017, this agreement was assigned by Leader to Cabello. Under the terms of the assigned agreement, Cabello undertakes the responsibility to provide the investment dollars for the “media purchase.” The purpose of this media purchase is to generate revenues from the sale of various products and services. When revenues are generated they will be split on a 50/50 basis after deducting direct expenses and fees related to the revenues the media purchase, merchant fees, product costs, and affiliate fees. Cabello is responsible for lead generation by spending the funds necessary to purchase various media while managing the overall process. Cabello is also responsible for graphic design, Website design and various other programming expenses. Conversely, the Company is responsible for customer service, network costs, accounting, and any other related general and administrative costs. Prior to signing the agreement Leader advanced the Company $50,000 which the agreement allowed to be converted to 500,000 shares of common at $.05 per share. That leaves up to 9,500,000 shares of common stock that Cabello can purchase at $0.05 per share from its portion of the funds generated by the offers it creates.

Agreement with Cabello Real FDE

On April 20, 2017, the Company entered into a Marketing and Selling Agreement with Cabello Real FDE, owner of a hair care product line called OSIworks, whereby the Company can exclusively purchase, market and sell OSIworks’ products in the United States. Under the agreement the Company would pay Cabello a royalty of 2% of net sales. Cabello Real FDE is also controlled by Jonathan Terry, the Company’s principal shareholder. During the year ended December 31, 2017 the Company recognized royalty expense of $14,675 related to the agreement.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company (a Nevada Corporation) and its wholly owned subsidiary, Her Marketing Concepts, Inc. All significant intercompany transactions have been eliminated in consolidation.

Basis of Presentation of the Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Her Marketing Concepts, Inc. The Company maintains its books of account and prepares consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). The Company’s fiscal year ends on December 31. All significant intercompany balances and transactions have been eliminated in consolidation.

On January 31, 2017, the Company effected a 1-for-2 reverse stock split effective January 31, 2017. The par value was not adjusted as a result of the reverse stock split. All references to numbers of shares of our common stock and per-share information in the accompanying consolidated financial statements and in these notes to the consolidated financial statements have been adjusted retroactively to reflect the split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates on an ongoing basis, including those related to the fair values of stock-based awards, income taxes and contingent liabilities, among others. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to the consolidated financial position and results of operations.

Cash

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of December 31, 2017, and December 31, 2016, the Company’s cash consisted of cash on deposit with banks.

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

Receivables

Receivables represent balances related to products sold for which the Company had not received the related funds from various financial institutions as of the reporting period. Interest is not accrued on accounts receivables and with the exception of certain holdback, all receivables were received within one week of the end of the reporting period and, as such, the Company has no allowance for doubtful accounts as of December 31, 2017 and December 31, 2016. The Company has an allowance for doubtful accounts based on chargeback claims at the balance sheet date.

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

The Company did not have any assets measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016.

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

Deposits

	December 31, 2017	December 31, 2016
Deposits on Products	$175,819	$-
Security Deposits	20,573	32,950
Total	$196,392	$32,950

Intangibles

Intangible assets are comprised primarily of trademarks that represent the Company’s exclusive ownership of the HER trademarks in the US and are inclusive all related social media sites and domain names in the US., all used in connection with (consisting of the name, Her Imports and the Her Imports Logo) the manufacture, sale and distribution of human hair extensions and related beauty products. In accordance with Financial Accounting Standards Board Accounting Standard Codification 350 (FASB ASC 350), intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists through the use of discounted cash flow models. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. For the years ended December 31, 2016 and 2017 and there were no impairments recorded.

Impairment Assessments of Intangibles

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello to acquire the exclusive U.S. rights to the Her Imports trademark as well as other assets. The value of the trademark at the time of its purchase was estimated to be $8,200,000. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. To estimate the fair value of long-lived asset, the Company typically makes various assumptions about the prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to the trademark during the years ended December 31, 2017 and 2016.

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

On May 28, 2014, the Company purchased from Leader, for 5,000,000 shares of common stock, an eCommerce software program totaling $350,000. The software is amortized over five years. Amortization expense for the both the years ended December 31, 2017 and 2016 was $70,000, respectively. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. To estimate the fair value of long-lived asset, the Company typically makes various assumptions about the prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to software during the years ended December 31, 2017 and 2016.

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

Product purchases on the Company’s Website are paid for using either debit cards, credit cards, or PayPal Revenue for online product sales are recognized upon shipment of the product. Additionally, customers have the option of making installment payments on products purchased. In this case fifty percent of the purchase price is paid at the time of sale and the remainder withdrawn from the customer’s account via ACH. Because there is a significant amount of uncertainty related to the subsequent collections via ACH, those payment are only recognized as revenue upon receipt. Finally, customers may purchase product using a payment facility called PayNearMe where a customer who doesn’t have a debit/credit/PayPal account can place an online order with an agreement to take cash and pay for the order at a Paynearme location. The product is then shipped at time Paynearme notifies the Company that the payment has been received. Revenue is recognized at the time of the shipment of the product.

Also included in revenue is shipping revenue from our e-commerce customers. Sales taxes collected from retail customers are excluded from reported revenues.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with FASB ASC 740-10. Under this standard, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Deferred income tax assets are reduced by a valuation allowance when the Company is unable to make the determination that it is more likely than not that some portion or all the deferred income tax asset will be realized.

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

Stock-based compensation

The Company records stock-based compensation issued to external entities for goods and services at either the fair market value of the shares issued or the value of the services received, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30. There was no stock based compensation for the year ended December 31, 2016. For the year ended December 31, 2017, the Company recognized stock base compensation expense of $28,530.

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

3. Property, Equipment and Software

Property and equipment consisted of the following:

	December 31, 2017	December 31, 2016
Software	$463,310	$359,315
Computers and equipment	99,592	67,878
Furniture	30,391	28,349
Leasehold improvements	19,493	19,476
subtotal	612,786	475,018
Accumulated depreciation and amortization	(345,322)	(218,493)
Property, equipment and software, net	$267,464	$256,525

Depreciation and amortization expense on property, plant, equipment, and software for the years ended December 31, 2017 and 2016 was $129,945 and $98,483, respectively.

4. Sales tax payable

The Company is delinquent in filing some sales tax returns for certain states (including the remittance of taxes), for which the Company has transacted business. The Company has recorded tax obligations plus potential interest and penalties estimated to be approximately $102,397, computed through December 31, 2017, which are included in accounts payable and accrued liabilities on the balance sheet. The Company is in the process of becoming fully compliant.

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

At December 31, 2017 and December 31, 2016, the Company had a receivable from Cabello, its principal stockholder, of $108,026 and $26,612 that resulted from payments made by the Company on behalf of Cabello. The Company has the right to offset this receivable against any future dividend payments owed Cabello related to the preferred stock described in Note 1. As described in Note 11, subsequent to December 31, 2017, two dividends of $60,000 each were declared and offset against amounts owed by Cabello. For further information on related party transactions, see Note 1. As described in Note 6, the Company incurred $14,675 in royalty expense which was also offset against the Cabello receivable.

Royalty Expense

During the year ended December 31, 2017, royalty expense was $14,675, related to royalties on products sold under the brand name OSIworks. During the year ended December 31, 2016, the Company recognized royalty expense of $1,202,727 of which $902,045 was the result of the amortization of the intangible asset described in Note 1, above.

6. Commitments and Contingencies

Leases

At December 31, 2017, the Company leased or rented 26 different facilities including its corporate headquarters, active retail locations, storage facility and offices for customer service. One of these leases terminated on December 31, 2017. Future lease obligation for these facilities are as follows:

Year	Amount
2018	$201,922
2019	37,800
2020	12,600
Total	$252,322

Rent expense for the years ended December 31, 2017 and 2016 was $620,469 and $434,382, respectively.

Concentrations

As of December 31, 2017, the Company had only ten qualified vendors that provide it with its hair extension products. The Company sources its hair care products from one vendor. There are numerous suppliers of styling tools as this is a commodity product. During the year ended December 31, 2017, the Company purchased hair products from seven different vendors, however, two vendors accounted for approximately 90.8% of all hair products purchased. During the year ended December 31, 2016, the Company purchased hair products from eight different vendors, however, three vendors accounted for approximately 91.3% of all hair products purchased.

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

On or about On March 13, 2018, the Company received a summon in a civil action alleging that it had violated the Telephone Consumer Protection Act of 1991 (TCPA). In the complaint, an individual who provided his phone number to the Company to obtain certain discounts on the Company’s products, claims that the Company sent several text messages to his cell phone without prior written consent. The suit was filed by on behalf of the plaintiff and others similarly situated. While we have not had sufficient time to fully evaluate the claim, our initial review of the circumstance surrounding the claim are that the action is not justified and as such we intend to vigorously defend the Company against this action.

On January 12, 2017, the Company entered into a Business Purchase Agreement with EnzymeBioSystems, Inc. (“EnzymeBio”), a Nevada corporation, whereby the Company entered into an agreement to purchase 100% ownership of EnzymeBio’s wholly owned subsidiary, Share Acquisition Corp. (“SAC”), a Nevada corporation in exchange for approximately 55,000 shares of the Company’s common stock and $25,000 cash. On February 28, 2017, EnzymeBio agreed to spin-off SAC as a dividend. Pursuant to the Business Purchase Agreement and Nevada Revised Stature 92A.180 (Merger of a subsidiary into parent or parent into subsidiary), SAC was to be acquired and merged into the Company. Restricted common shares of the Company were to be exchanged on a pro-rata one-for-one ownership basis. After the exchange took place, SAC would be collapsed into the Company and subsequently dissolved with the Nevada Secretary of State. The Company agreed to acquire SAC for the sole purpose to increase its shareholder base. As of the date of these financial statements, the $25,000 had been paid, however, the share exchange did not take place and the agreement was not consummated. The Company was subsequently informed by its legal counsel that this transaction cannot be concluded under current Securities Laws. The Company has informed EnzymeBio of this and requested that the $25,000 payment be returned. As a result, the $25,000 payment is recorded under Other Asset on the balance sheet. EnzymeBio refused to return the $25,000 and as a result on March 13, 2017 the Company filed a legal complaint against those parties which include a demand for the $25,000 as well as legal fees and specific damages the Company incurred as a result of their actions.

7. Promissory Notes

UPS Capital

On November 8, 2017 the Company entered into an agreement with UPS Capital Corporation (UPS) for a $500,000 credit facility. Under the terms of the agreement UPS will loan 100% of the invoice amount on incoming offshore shipments carried by UPS. Upon funding the loan, the Company pays a transaction fee of 1.85% or 2.75% for air shipment or ocean shipment, respectively. Repayment of amounts funded are due in 60 days for air shipments and 90 days for ocean shipment. Amounts funded are secured by inventory on hand and are personally guaranteed by the Company’s Chief Executive officer and the Company’s principal controlling shareholder. As of December 31, 2017 the Company owed $177,390 under the facility.

Admax

On September 15, 2016, the Company purchased 150,000 common shares of Her Imports from Admanxoffers.com by issuing a promissory note for $60,000 payable monthly in equal installments of $5,000 until fully paid on October 1, 2017. As part of this transaction Admax agreed that it would not sell any free-trading shares for a period of one year from the transaction date. Assuming an implied interest rate of 6.5%, the value of the note booked as a payment was $57,940. At December 31, 2017 the note was fully paid. At December 31, 2016, the remaining outstanding balance on the note was $43,805. For the years ended December 31, 2017 and 2016, interest expense on the note was $161 and $1,314, respectively.

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

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello to acquire the exclusive U.S. rights to the Her Imports trademark. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of unregistered non-voting, non-cumulative, callable preferred stock (subsequently revised to 5,000,000 shares) and 7,500,000 unregistered common stock with a combined value of $8,200,000. All shares of Callable Preferred Stock rank superior to all the Company’s preferred stock and common stock currently outstanding and hereafter issued, as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (with the exception of a merger), including the payment of dividends. The callable preferred stock is subject to a monthly dividend payment equal to a rate of $0.144 per share of preferred stock per annum. The declaration and payment of the dividend on a monthly basis is subject to the approval of the Company’s Board of Directors. Such dividend is non-cumulative should the Company not pay the dividend. The Corporation has a right of first refusal to purchase the callable preferred stock, should the shareholder decide to sell all or part of their callable preferred stock. The callable preferred stock has no voting rights. Through December 31, 2017, the Board of Directors has declared and approved, preferred stock dividends of $720,000 ($60,000 each month) to Cabello related to the 5,000,000 shares of callable, non-voting, non-cumulative preferred stock. Because the dividends on the preferred stock are non-cumulative and as this discretion of the Company, these preferred shares are considered to be equity.

At December 31, 2017 and December 31, 2016, the Company had 10,000,000 shares of preferred stock authorized and 5,000,000 issued and outstanding and 70,000,000 shares of common stock authorized and 24,899,788 issued and outstanding.

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

9. Stock Based Compensation

On September 5, 2017 the Company adopted the 2017 Her Imports Stock Incentive plan. Changes in the Company’s outstanding stock options under the plan during year ended December 31, 2017 were as follows:

		Weighted
	Number of	Average
	Options	Price
Outstanding at December 31, 2016	-	$-
Granted	350,000	1.57
Exercised
Forfeited of expired
Outstanding at December 31, 2017	350,000	$1.57
Exercisable at December 31, 2017	43,750	$1.78

The weighted average remaining contractual term and aggregate intrinsic value of outstanding options as of December 31, 2017 was 4.57 years and $206,120, respectively. For the year ended December 31, 2017, the Company recognized $28,530 in stock-based compensation related to these stock options. There were no stock option transactions during 2016.

The Company’s stock options are measured at fair value using the Black-Scholes Option Pricing Model methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s stock options that are categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2017 is as follows:

Strike Price	$0.30 to $1.78
Volatility	46.21%
Risk-free interest rate	2.15%
Contractual life (in years)	5
Dividend yield (per share)	0%

10. Income Taxes

The tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings.

The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. For financial reporting purposes, the provision for income taxes is based on pre-tax income of $945,103 for the year ended December 31, 2017 and a pre-tax loss of $690,956 for the year ended December 31, 2016. An estimated blended tax rate of 1.2% has been used to calculate the provision for income before taxes of $11,036 for the year ended December 31, 2017, which consists solely of state taxes due to the utilization of a Net Operating Loss Carryforward for Federal tax purposes. In 2017, and for fourteen years thereafter, there will be a permanent book versus tax difference of $546,667 each year related to the amortization of the trademark, which is deductible for tax purposes but is not amortized and expensed for financial reporting purposes. The benefit resulting from the loss before income taxes for taxes based on income for the year ended December 31, 2016 is based on a 30% rate for the provision for taxes. This resulted in an income tax benefit of $208,668. The provision (benefit) for income taxes for the years ended December 31, 2017 and 2016 consisted of the following:

	Year Ended
	December 31, 2017	December 31, 2016
U.S. Federal	$-	$259,624
U.S. State	(11,306)	(50,956)
Total	(11,306)	208,668
Deferred	-	-
Total benefit (provision) for income taxes	$(11,306)	$208,668

As of December 31, 2017, we had a tax loss carryforward of approximately $849,000 which can be used to offset future Federal income taxes.

Deferred income tax assets at December 31 are as follows:

	2017	2016

Deferred income tax assets
Net operating loss carryforward	$1,233,424	$854,244
Stock-based compensation	28,530	—
Depreciation, amortization and other	546,667	—
Total deferred tax assets	1,808,621	854,244
Valuation allowance	(1,808,621)	(854,244)
Deferred income tax, net	$—	$—

The Company generated a deferred tax asset through net operating loss carry-forwards. The Company has not completed its IRC Section 382 Valuation, as required and the NOL’s because of potential Change of Ownerships might limit the usage or render the NOL’s completely worthless. Therefore, Management of the Company based upon Management’s evaluation has recorded a Full Valuation Reserve (100%), since it is more likely than not that no benefit will be realized for the Deferred Tax Assets.

11. Subsequent Events

On January 4, 2018, by Unanimous Written Consent, the Board of Directors approved a $60,000 dividend related to 5,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd. This dividend was offset against amounts owed to the Company by Cabello.

On February 5, 2018, by Unanimous Written Consent, the Board of Directors approved a $60,000 dividend related to 5,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd. This dividend was offset against amounts owed to the Company by Cabello.

