Form 10-Q
period 2018-03-31
Her Imports
filed 2018-05-15
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission File Number: 000-53810

HER IMPORTS

(Exact name of registrant as specified in its charter)

Nevada	30-0802599
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8861 W. Sahara Ave., Suite 210	89117
(Address of principal executive offices)	(Zip Code)

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

As of May 14, 2018, the registrant’s outstanding common stock consisted of 4,150,039 shares, $0.001 par value. Authorized – 70,000,000 common shares.

Table of Contents

Her Imports

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Her Imports

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets
Cash	$370,445	$190,233
Receivables	147,549	165,770
Related party receivables	145,310	108,026
Inventories	2,078,772	2,335,753
Prepaid maintenance fees - current	-	75,000
Other prepaid expenses	19,322	64,923
Deposits	391,285	196,392
Total current assets	3,152,683	3,136,097

Property, equipment and software, net	149,967	267,464
Prepaid maintenance fees - non-current	-	209,375
Other asset	25,000	25,000
Trademark	8,200,000	8,200,000
Total assets	$11,527,650	$11,837,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$749,043	$822,216
Income tax liability	74,645	134,432
Notes payable	369,299	177,390
Total current liabilities	1,192,987	1,134,038

Total liabilities	1,192,987	1,134,038

Stockholders’ equity
Callable $0.144 per share per year non-cumulative dividend liquidation preference of $2.00 per share, preferred stock, $0.001 par value, 10,000,000 shares authorized and 5,000,000 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	5,000	5,000
Common stock, $0.001 par value, 70,000,000 shares authorized, and 4,150,039 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	4,150	4,150
Additional paid-in capital	26,699,598	26,679,777
Accumulated deficit	(16,374,085)	(15,985,029)
Total stockholders’ equity	10,334,663	10,703,898
Total liabilities and stockholders’ equity	$11,527,650	$11,837,936

See accompanying notes to these condensed consolidated financial statements.

Her Imports

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Product sales	$3,309,680	$4,361,020
Cost of products sold	1,626,107	2,135,064
Gross profit	1,683,573	2,225,956

Operating expenses
Royalties	4,927	-
Selling expense	1,215,629	1,264,781
General and administrative expense	337,275	312,846
Total operating expenses	1,557,831	1,577,627

Income from operations	125,742	648,329

Other (expense) income
Interest income	-	49
Interest expense	(10,510)	(866)
Loss on abandonment of fixed assets	(384,075)	-
Total other expense	(394,585)	(817)
Income before benefit (provision) for income taxes	(268,843)	647,512

Benefit (provision) for income taxes	59,787	(229,613)
Net income (loss) attributable to company	(209,056)	417,899
Preferred stock dividends	(180,000)	(180,000)
Net income (loss) to common stockholders	$(389,056)	$237,899

Net basic income (loss) per share attributable to common Stockholders: basic and diluted	$(0.09)	$0.10

Weighted average number of common shares outstanding: basic and diluted	4,150,039	4,150,039

See accompanying notes to these condensed consolidated financial statements.

Her Imports

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES
Net income attributable to Company	$(209,056)	$417,899
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	19,997	27,428
Stock-based compensation	19,821	-
Loss on abandonment of fixed assets	384,075	-
Changes in operating assets and liabilities:
Receivables	18,221	(91,580)
Related party receivables	(37,284)	(67,909)
Inventories	256,981	(211,250)
Prepaid maintenance fees	-	18,750
Other prepaid expenses	45,601	(37,078)
Deposits	(194,893)	(323,229)
Accounts payable and accrued liabilities	(73,173)	269,823
Income tax liability	(59,787)	229,612
Net cash provided by operating activities	170,503	232,466

INVESTING ACTIVITIES
Purchase of fixed assets	(2,200)	(21,907)
Purchase of common stock from stockholder	-	(25,000)
Net cash used in investing activities	(2,200)	(46,907)

FINANCING ACTIVITIES
Repayment on notes payable	(373,601)	(14,206)
Issuance of notes payable	565,510	-
Payment of preferred dividend	(180,000)	(180,000)
Net cash provided by (used in) financing activities	11,909	(194,206)

NET INCREASE (DECREASE) IN CASH	180,212	(8,647)

CASH - BEGINNING OF PERIOD	190,233	355,568
CASH - END OF PERIOD	$370,445	$346,921

SUPPLEMENTAL DISCLOSURES:
Interest paid	$10,510	$944
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for trademark	$-	$8,200,000
Purchase of software maintenance agreement with common stock	$-	$375,000
Issuance of note payable for buy back of stock from stockholder	$-	$57,940

See accompanying notes to these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

1. Description of the Company

Her Imports, (previously known as EZJR, Inc.), (“the Company” or “Her”), was incorporated on August 14, 2006 under the laws of the State of Nevada.

Corporate Structure and Business

HER is a retailer of Human Hair Extensions and related haircare and beauty products headquartered in Las Vegas, Nevada. The Company sells its products at consultation studios and on its Website, www.herimports.com. As of March 31, 2018, the Company operated 23 retail locations, all of which are in the U.S. These locations are primarily in “executive offices suites” such as Regus PLC, where furniture, administrative staff and security are provided. The Company then stocks the location with products and point-of-sale equipment. These locations are leased on a short-term basis (primarily one year or less). Four leases, including our corporate office, have leases longer than one year at the time they were entered into. This allows the Company to open and close its consultation studios within a short period of time at minimal expense to the Company. At one of the Company’s consultation studios, the customer is provided with a personal, one-on-one consultation with a Her beauty expert. Additionally, the Company has one larger location in Greenbelt Maryland where there are several consultants as well as a waiting room.

The Company has one wholly owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation. All employees of the Company are employed by Her Marketing.

Agreement with Cabello Real Ltd.

On November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. (“Cabello”), a private United Arab Emirates company to acquire the exclusive U.S. rights to the Her Imports trademark. In addition to these rights, the Company also purchased certain other assets owned by Cabello including customer lists and various digital content. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of non-voting, non-cumulative, callable preferred stock (subsequently revised to 5,000,000) with a dividend rate of $0.144 per share per annum and a liquidation preference of $2.00 per share. In addition, the Cabello received 1,250,000 shares of common stock. Both the preferred stock and common stock issued were unregistered. Additionally, the Company applied with the State of Nevada for the approval of the Certificate of Designations, Preferences, and Rights of Callable Non-cumulative Preferred Stock. The Certificate designated 5,000,000 as Callable Non-cumulative Preferred Stock at a par value of $.001 per share. Cabello is controlled by Mr. Jonathan Terry, who is the Company’s principal shareholder who is also actively involved in its daily operations.

On January 12, 2017, the Company changed its name from EZJR, Inc. to Her Imports.

eCommerce Platform

In January 2018 the Company converted to a new cloud-based eCommerce platform from its server-based eCommerce platform. The primary reason for the change was to allow the Company to optimize its mobile marketing efforts. In the past, marketing efforts have focused on traditional media, email, and search. However, due to the proliferation of smart phones and social media it is much more effective, while less expensive, to reach our customers using mobile marketing using SMS messaging and social platforms such as Facebook and Snapchat. Furthermore, advances in eCommerce shopping carts to cloud-based platforms allow for significant customization that was not previously available. The Company can interface with the shopping cart using various self-developed “mini-CRMs” depending on the marketing promotion and platform.

As a result of the change, the Company incurred a one-time charge of $383,542 from the write-off of the previous CRM and the prepaid maintenance agreement associated with it.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement (“MIP”) with Leader Act HK Ltd (“Leader”), a shareholder. On July 31, 2017, this agreement was assigned by Leader to Cabello. Under the terms of the assigned agreement, Cabello undertakes the responsibility to provide the investment dollars for the “media purchase.” The purpose of this media purchase is to generate revenues from the sale of various products and services. When revenues are generated they will be split on a 50/50 basis after deducting direct expenses and fees related to the revenues the media purchase, merchant fees, product costs, and affiliate fees. Cabello is responsible for lead generation by spending the funds necessary to purchase various media while managing the overall process. Cabello is also responsible for graphic design, Website design and various other programming expenses. Conversely, the Company is responsible for customer service, network costs, accounting, and any other related general and administrative costs. Prior to signing the agreement Leader advanced the Company $50,000 which the agreement allowed to be converted to 83,333 shares of common at $.60 per share. That leaves up to 9,500,000 shares of common stock that Cabello can purchase at $0.05 per share from its portion of the funds generated by the offers it creates. From April 19 to April 20, 2018, Cabello ran a program to sell a variety of the Company’s hair products. As of the date of this report, the accounting for this program has not been completed.

Agreement with Cabello Real FDE

On April 20, 2017, the Company entered into a Marketing and Selling Agreement with Cabello Real FDE, owner of a hair care product line called OSIworks, whereby the Company can exclusively purchase, market and sell OSIworks’ products in the United States. Under the agreement the Company would pay Cabello a royalty of 2% of net sales. Cabello Real FDE is also controlled by Jonathan Terry, the Company’s principal shareholder. During the quarter ending March 31, 2018 the Company recognized royalty expense of $4,927 related to the agreement.

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

Basis of Presentation of the Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Her Marketing Concepts, Inc. The Company maintains its books of account and prepares consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). The Company’s fiscal year ends on December 31. All significant intercompany balances and transactions have been eliminated in consolidation.

On January 31, 2017, the Company effected a 1-for-2 reverse stock split effective January 31, 2017. The par value was not adjusted as a result of the reverse stock split. On April 9, 2018, the Company effected a 1-for-6 reverse stock split effective April 9, 2018. All references to numbers of shares of our common stock and per-share information in the accompanying condensed consolidated financial statements and in these notes to the condensed consolidated financial statements have been adjusted retroactively to reflect these splits.

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

Cash

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. As of March 31, 2018, and March 31, 2017, the Company’s cash consisted of cash on deposit with banks.

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

Receivables

Receivables represent balances related to products sold for which the Company had not received the related funds from various financial institutions as of the reporting period. Interest is not accrued on accounts receivables and with the exception of certain holdback, all receivables were received within one week of the end of the reporting period and, as such, the Company has no allowance for doubtful accounts as of March 31, 2018 and December 31, 2017. The Company has an allowance for doubtful accounts based on chargeback claims at the balance sheet date.

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

The Company did not have any assets measured at fair value on a recurring basis at March 31, 2018 and March 31, 2017.

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

Deposits

	March 31,
	2018	2017
Deposits on Products	$369,477	$315,931
Security Deposits	21,808	40,248
Total	$391,285	$356,179

Intangibles

Intangible assets are comprised primarily of trademarks that represent the Company’s exclusive ownership of the HER trademarks in the US and are inclusive all related social media sites and domain names in the US., all used in connection with (consisting of the name, Her Imports and the Her Imports Logo) the manufacture, sale and distribution of human hair extensions and related beauty products. In accordance with Financial Accounting Standards Board Accounting Standard Codification 350 (FASB ASC 350), intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists through the use of discounted cash flow models. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. For the years ended March 31, 2017 and 2018 and there were no impairments recorded.

Impairment Assessments of Intangibles

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello to acquire the exclusive U.S. rights to the Her Imports trademark as well as other assets. The value of the trademark at the time of its purchase was estimated to be $8,200,000. The Company makes judgments about the value of this long-lived asset whenever events or changes in circumstances indicate that an impairment in the remaining value of the assets recorded on the balance sheet may exist. To estimate the fair value of long-lived asset, the Company typically makes various assumptions about the prospects for the business that the asset relates to, considers market factors specific to that business and estimates future cash flows to be generated by that business. These assumptions and estimates are necessarily subjective and based on management’s best estimates based on the information available at the time such estimates are made. Based on these assumptions and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the asset stated on the balance sheet to reflect its estimated fair value determined by a discounted cash flow analysis. The Company has not recognized any impairment charges related to the trademark during the quarters ended March 31, 2018 and 2017.

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

On May 28, 2014, the Company purchased from Leader, for 833,333 shares of common stock, an eCommerce software program totaling $350,000. The software was amortized over five years. During the three months ended March 31, 2018, the software’s unamortized value of $99,167 was written off as it was abandoned in favor of a cloud-based platform. Amortization expense for the three months ended March 31, 2017 was $17,500.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. ASU No. 2014-09, as amended, is effective for the Company as of January 1, 2018.

The adoption did not result in any material change in the timing of recognizing revenue The adoption will also result in a change in the timing of recognizing revenue for sales where we ship the merchandise to the customer from a distribution center or store, as revenue for sales where we ship the merchandise to customers will be recognized when control of the merchandise transfers to the customer, which is generally at the time of shipment rather than upon delivery of the products to the customer. Additionally, the Company has had a deminimis amount of sales returns.

The Company, through the Her Imports retail locations and its eCommerce Website, www.herimports.com, sells a variety of hair extensions and related products.

Revenue is recognized at the “point of sale” in the stores. Customers pay for the products using either cash, a debit card or a credit card. All sales are final. In the case of cash sales at the store, the store manager makes a nightly deposit of the cash. For credit card and debit sales, the Company recognizes the sale when the card is charged and approved. Sales tax collected from customers is excluded from revenue and is included in accrued liabilities on our condensed consolidated balance sheets.

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

Also included in revenue is shipping revenue from our e-commerce customers. Sales taxes collected from retail customers are excluded from reported revenues when control of the merchandise transfers to the customers, which is generally at the time of shipment rather than upon delivery of the products to the customer.

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

Reverse Stock Split

All references to numbers of shares of our common stock and per-share information in the accompanying financial statements have been adjusted retroactively to reflect the Company’s 1-for- 2 reverse stock split effected on January 31, 2017, and a 1-for-6 reverse stock split effective April 19, 2018. The par value was not adjusted because of the reverse stock splits.

Stock-based compensation

The Company records stock-based compensation issued to external entities for goods and services at either the fair market value of the shares issued, or the value of the services received, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30. There was no stock based compensation for the three months ended March 31, 2017. For the three months ended March 31, 2018, the Company recognized stock based compensation expense of $19,821.

Recent Accounting Pronouncements

Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its condensed consolidated financial statements, based on current information.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. We are still assessing the impact of this ASU on our condensed consolidated financial statements, but we expect that it will result in a substantial increase in our long-term assets and liabilities. We will adopt the ASU beginning in the first quarter of fiscal 2019.

In January 2017, the FASB issued ASU No. 217-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The amendments simplify the subsequent measurement of goodwill and eliminate the two-step goodwill impairment test. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate any material impact on the condensed consolidated financial statements.

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

3. Property, Equipment and Software

Property and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Software	$113,310	$463,310
Computers and equipment	98,393	99,592
Furniture	30,391	30,391
Leasehold improvements	21,693	19,493
subtotal	263,787	612,786
Accumulated depreciation and amortization	(113,819)	(345,322)
Property, equipment and software, net	$149,968	$267,464

Depreciation and amortization expense on property, plant, equipment, and software for the three months ended March 31, 2018 and 2017 was $19,997 and $27,428, respectively.

4. Sales tax payable

The Company is delinquent in filing some sales tax returns for certain states (including the remittance of taxes), for which the Company has transacted business. The Company has recorded tax obligations plus potential interest and penalties estimated to be approximately $58,218, computed through March 31, 2018, which are included in accounts payable and accrued liabilities on the balance sheet. The Company is in the process of becoming fully compliant.

5. Related Party Transactions

Related Party Accounts Receivable and Payable

At March 31, 2018 and March 31, 2017, the Company had a receivable from Cabello, its principal stockholder, of $145,310 and $94,521 that resulted from payments made by the Company on behalf of Cabello. The Company has the right to offset this receivable against any future dividend payments owed Cabello related to the preferred stock described in Note 1. As described in Note 11, subsequent to March 31, 2018, two dividends of $60,000 each were declared and offset against amounts owed by Cabello. For further information on related party transactions, see Note 1. As described in Note 6, the Company incurred $4,927 in royalty expense which was also offset against the Cabello receivable.

Royalty Expense

During the three months ended March 31, 2018 royalty expense was $4,927 related to royalties on products sold under the brand name OSIworks. The expense is related to a company under common control with the Company’s principal shareholder.

6. Commitments and Contingencies

Leases

At March 31, 2018, the Company leased or rented 24 different facilities including its corporate headquarters, active retail locations, storage facility and offices for customer service. Future lease obligation for these facilities are as follows:

Year	Amount
2018 (remaining nine months)	$193,339
2019	104,773
2020	62,019
2021	53,990
2022	54,134
Thereafter	18,077
Total	$486,332

Rent expense for the three months ended March 31, 2018 and 2017 was $124,389 and $150,528, respectively.

Concentrations

As of March 31, 2018, the Company had only twelve qualified vendors that supply its wigs and hair extension products. The Company sources its hair care products from one vendor. There are numerous suppliers of styling tools as this is a commodity product. During the three months ended March 31, 2018, the Company purchased hair products from five different vendors, however, two vendors accounted for approximately 94.7% of all hair products purchased. During the three months ended March 31, 2017, the Company purchased hair products from seven different vendors, however, two vendors accounted for approximately 96.0% of all hair products purchased.

Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

On or about September 5, 2015, the Company received a summons naming it in a civil action against Her Imports, LLC, Her Imports New York, LLC, Her Holding, Inc. and EZJR, Inc. (now Her Imports) from a former independent contractor of Her Imports, LLC. The complaint claims unpaid wages and overtime wages in violation of New York Labor Law, among other things. No specific damages are mentioned in the complaint. The Company subsequently answered the complaint and denied any wrongdoing as EZJR had no relationship with the contractor, whatsoever. At this point in the litigation it is impracticable to foresee the outcome, however, the Company believes it has meritorious defense and is vigorously defending this litigation. On February 16, 2018, a magistrate judge ruled that EZJR, Her Holding and Her Imports, LLC acted as a joint employer. The judge also found that genuine issues of material fact exist as to “whether plaintiff qualifies as an ‘employee’ under the law, or was an ‘independent contractor’.” While the Company disagrees with the ruling that it was a joint employer, it has decided to proceed to trial on the basis that the plaintiff was an independent contractor, while reserving the right to appeal the decision.

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

On January 12, 2017, the Company entered into a Business Purchase Agreement with EnzymeBioSystems, Inc. (“EnzymeBio”), a Nevada corporation, whereby the Company entered into an agreement to purchase 100% ownership of EnzymeBio’s wholly owned subsidiary, Share Acquisition Corp. (“SAC”), a Nevada corporation in exchange for approximately 9,167 shares of the Company’s common stock and $25,000 cash. On February 28, 2017, EnzymeBio agreed to spin-off SAC as a dividend. Pursuant to the Business Purchase Agreement and Nevada Revised Stature 92A.180 (Merger of a subsidiary into parent or parent into subsidiary), SAC was to be acquired and merged into the Company. Restricted common shares of the Company were to be exchanged on a pro-rata one-for-one ownership basis. After the exchange took place, SAC would be collapsed into the Company and subsequently dissolved with the Nevada Secretary of State. The Company agreed to acquire SAC for the sole purpose to increase its shareholder base. As of the date of these financial statements, the $25,000 had been paid, however, the share exchange did not take place and the agreement was not consummated. The Company was subsequently informed by its legal counsel that this transaction cannot be concluded under current Securities Laws. The Company has informed EnzymeBio of this and requested that the $25,000 payment be returned. As a result, the $25,000 payment is recorded under Other Asset on the balance sheet. EnzymeBio refused to return the $25,000 and as a result on March 13, 2018 the Company filed a legal complaint against those parties which include a demand for the $25,000 as well as legal fees and specific damages the Company incurred as a result of their actions.

7. Promissory Notes

UPS Capital

On November 8, 2017 the Company entered into an agreement with UPS Capital Corporation (UPS) for a $500,000 credit facility. Under the terms of the agreement UPS will loan 100% of the invoice amount on incoming offshore shipments carried by UPS. Upon funding the loan, the Company pays a transaction fee of 1.85% or 2.75% for air shipment or ocean shipment, respectively. Repayment of amounts funded are due in 60 days for air shipments and 90 days for ocean shipment. Amounts funded are secured by inventory on hand and are personally guaranteed by the Company’s Chief Executive officer and the Company’s principal controlling shareholder. As of March 31, 2018 and December 31, 2017 the Company owed $369,299 and $177,390, respectively under the facility.

Admax

On September 15, 2016, the Company purchased 25,000 common shares of Her Imports from Admanxoffers.com by issuing a promissory note for $60,000 payable monthly in equal installments of $5,000 until fully paid on October 1, 2017. As part of this transaction Admax agreed that it would not sell any free-trading shares for a period of one year from the transaction date. Assuming an implied interest rate of 6.5%, the value of the note booked as a payment was $57,940. At December 31, 2017 the note was fully paid. For the Three months ended ended March 31, 2017, interest expense on the note was $634.

8. Stockholders’ Equity

On January 31, 2017, the Company effected a 1-for-2 reverse stock split effective January 31, 2017. The par value was not adjusted as a result of the reverse stock split. On April 9, 2018, the Company effected a 1-for-6 reverse stock split effective April 9, 2018. All references to numbers of shares of our common stock and per-share information in the accompanying condensed consolidated financial statements and in these notes to the condensed consolidated financial statements have been adjusted retroactively to reflect these splits.

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello to acquire the exclusive U.S. rights to the Her Imports trademark. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of unregistered non-voting, non-cumulative, callable preferred stock (subsequently revised to 5,000,000 shares) and 1,250,000 unregistered common stock with a combined value of $8,200,000. All shares of Callable Preferred Stock rank superior to all the Company’s preferred stock and common stock currently outstanding and hereafter issued, as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary (with the exception of a merger), including the payment of dividends. The callable preferred stock is subject to a monthly dividend payment equal to a rate of $0.144 per share of preferred stock per annum. The declaration and payment of the dividend on a monthly basis is subject to the approval of the Company’s Board of Directors. Such dividend is non-cumulative should the Company not pay the dividend. The Corporation has a right of first refusal to purchase the callable preferred stock, should the shareholder decide to sell all or part of their callable preferred stock. The callable preferred stock has no voting rights. Through December 31, 2017, the Board of Directors has declared and approved, preferred stock dividends of $720,000 ($60,000 each month) to Cabello related to the 5,000,000 shares of callable, non-voting, non-cumulative preferred stock. Because the dividends on the preferred stock are non-cumulative and as this discretion of the Company, these preferred shares are considered to be equity.

At March 31, 2018 and December 31, 2017, the Company had 10,000,000 shares of preferred stock authorized and 5,000,000 issued and outstanding and 70,000,000 shares of common stock authorized and 4,150,039 issued and outstanding.

As described in Note 1, on October 13, 2016, the Company entered into a five-year maintenance agreement on its eCommerce platform with Leader in exchange for 250,000 shares of the Company’s common stock valued at $375,000 based on the fair market value of a service maintenance contract provided to other third parties which approximates the fair value of the common stock at the time it was issued. In January 2018 the Company converted to a new cloud-based eCommerce platform from its server-based eCommerce platform. As a result, the Company wrote off $265,625 of unamortized prepaid software maintenance related to the agreement.

9. Stock Based Compensation

On September 5, 2017 the Company adopted the 2017 Her Imports Stock Incentive plan. For the three months ended March 31, 2018, the Company recognized $19,821 in stock-based compensation related to these stock options. Stock-based compensation expense is included in the following captions on the condensed consolidated statements of operations.

Three Month Ended
March 31, 2018
Selling expense	$9,510
General and administrative expense	10,311
Total	$19,821

Changes in the Company’s outstanding stock options under the plan during the three months ended March 31, 2018 were as follows:

		Weighted
	Number of	Average
	Options	Price
Outstanding at December 31, 2017	50,000	$9.42
Granted	-	-
Exercised	-	-
Forfeited of expired	(8,333)	10.68
Outstanding at March 31, 2018	41,667	$9.20
Exercisable at March 31, 2018	17,080	$7.43

The weighted average remaining contractual term and aggregate intrinsic value of outstanding options as of March 31, 2018 was 4.34 years and $148,259, respectively.

The Company’s stock options are measured at fair value using the Black-Scholes Option Pricing Model methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s stock options that are categorized within Level 3 of the fair value hierarchy for the year ended March 31, 2017 is as follows:

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. An approximate estimated blended tax rate of 23.1% was used to calculate the benefit for taxes based on operations for the three months ended March 31, 2018 and 35.4% to calculate the provision for taxes based on income for the three months ended March 31, 2017. For financial reporting purposes the benefit for income taxes is based on a pre-tax loss of $268,844 for the three months ended March 31, 2018 and pre-tax income of $647,512 for the three months ended March 31, 2017. In 2018, and for fourteen years thereafter, there will be a permanent book versus tax difference of $546,667 each year related to the amortization of the trademark, which is deductible for tax purposes but is not amortized and expensed for financial reporting purposes. The provision (benefit) for income taxes for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended
	March 31,	March 31,
	2018	2017
U.S. Federal	$(53,044)	$215,608
U.S. State	(6,743)	14,005
Total	(59,787)	229,613
Deferred	-	-
Total provision (benefit) for income taxes	$(59,787)	$229,613

As of March 31, 2018, we had a tax loss carryforward of approximately $996,000 which can be used to offset future Federal income taxes.

11. Subsequent Events

On April 9, 2018, the Board of Directors approved the monthly $60,000 dividend related to 5,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd. This dividend was offset against amounts owed to the Company by Cabello.

From April 19 to April 20, 2018, Cabello ran a program to sell a variety of the Company’s hair products under the MIP Agreement described in Note 1. As of the date of this report, the accounting for this program has not been completed.

On May 2, 2018, the Board of Directors approved the monthly $60,000 dividend related to 5,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd. This dividend was offset against amounts owed to the Company by Cabello.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the risks contained in our Form 10-K for the year ended December 31, 2017 which was filed with the Securities and Exchange Commission and other risks including a deterioration in general or regional economic, market and political conditions, failure to raise capital or obtain a credit facility ineffective marketing, unanticipated federal legislation or regulation that increases our cost of compliance, failure to implement our business plan and competition.

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

The following discussion and analysis compares our results of operations for the three months ended March 31, 2018 and March 31, 2017. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and our Form 10-K for our fiscal year ending December 31, 2017 filed with the Securities and Exchange Commission on March 27, 2018.

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

Results of Operations

Discussion of three months ended March 31, 2018 and 2017

Product Sales

Product sales for the three months ended March 31, 2018 were $3,309,680 representing a 24.1% decrease from revenues of $4,361,020 for the three months ended March 31, 2017. These sales were derived primarily from the sale of human hair extensions and related hair care products under the brands “Her Imports” or “OSIworks.” These sales were made either online or at Her Imports’ consultation studios. Consultation studio sales decreased by 26.9% to $2,108,674 for the three months ended March 31, 2018 when compared to $2,883,394 for the three months ended March 31, 2017. The reason for the decrease is that we closed a number of studios during mid-2017 and experience greater competition from various online retailers. Adding to the decrease in sales was a decrease in online sales. Online sales decreased by 18.3% to $1,207,007 for the three months ended March 31, 2018 from $1,469,704 for the three months ended March 31, 2017. Online sales as a percentage of overall sales increased to 36.3% for the three months ended March 31, 2018 compared to 33.7% for the three months ended March 31, 2017. Additionally, during the three months ended March 31, 2017, the were $7,922 of wholesale sales. There were no wholesale sales during the three months ended March 31, 2018. This increase in online sales as a percentage of overall sales continued a trend that began in the second quarter of 2017 as we moved away from retail expansion to an emphasis on online sales and a launch of a new eCommerce Website as well as a sales promotion that was implemented with new marketing techniques utilizing our customer database. Additionally, at the beginning of the period ending March 31, 2018 we launch a new cloud-based eCommerce platform.

Cost of Products Sold, Gross Profit and Gross Margins

Cost of products sold for the three months ended March 31, 2018 were $1,626,107 representing a 23.8% decrease from cost of products sold of $2,135,064 for the three months ended March 31, 2017. Accompanying this decrease was a nominal decrease was a decrease in gross margins to 50.9% for the three months ended March 31, 2018 from a gross margin of 51.0% for the three months ended March 31, 2017. As a result, gross profit decreased to $1,683,573 or 24.4% from gross profit of $2,225,956 for the three months ended March 31, 2017.

Operating Expenses

Operating expenses consist of royalty expense, selling expense and general and administrative expense and decreased by 1.3% when comparing the three months ended March 31, 2018 to the same period for 2017. Total operating expenses for the three months ended March 31, 2018 were $1,557,831, compared to $1,577,627 for the three months ended March 31, 2017. Royalty expense for the three months ended March 31, 2018 was $4,927. There was no royalty expense for the period ending March 31, 2017 as agreement creating the royalty did not go into effect until April 2017. Selling expense for the three months ended March 31, 2018 decreased $49,152 or 3.39% for the three months ended March 31, 2018 when compared to the same 2017 period. The decrease in selling expense was primarily attributable to a decrease Website development expense and a decrease in consultation studio operating expenses including rent, travel expenses and payroll due to the closing of retail locations. There were 23 consultation studios open at some time during the three months ended March 31, 2018 compared to 35 consultation studios open in the same period for 2017. This decrease was offset an increase in advertising and promotion expense. General and administrative expenses for the three months ended increased by $24,429 or 7.8% for the three months ended March 31, 2018 when compared to the same period last year. This increase was primarily due to non-cash compensation, Board of Directors expenses, customer service expense and professional fees. These increase we partially offset by a decrease in investor relations and shareholder expenses, customer service expense and depreciation and amortization.

Income (loss) from operations

The above resulted in income from operations of $125,742 for the three months ended March 31, 2018 compared to income from operations of $648,329 for the three months ended March 31, 2017.

Other income and expense

For the three months ended March 31, 2018, other expense of $394,585 consisted of interest expense of $10,510 from notes payable and a loss on abandonment of fixed assets of $384,075 related to the launch of a new eCommerce platform and the abandonment of the old eCommerce platform. This compares to other expense for the three months ended March 31, 2017 of $817 consisting of interest expense of $866 and interest income of $49.

Provision for income taxes

For the three months ended March 31, 2018, for tax benefit was $59,787 compared to a provision for taxes of $229,613 for the three months ended March 31, 2017. An approximate estimated blended tax rate of 23.1% was used to calculate the provision for taxes based on income for 2018 and was used 35.4% for 2017. The reason for the decrease in the effective tax rate in 2018 Chang in the Federal tax rate from 35% to 21% as a result of the “Tax and Jobs Act” pass by Congress in December 2017.

Net income (loss) attributable to company

As a result of the above, net loss attributable to company for the three months ended March 31, 2018 was $209,056 compared to net income attributable to company of $417,899 for the three months ended March 31, 2017.

Liquidity and Capital Resources

We had a working capital surplus of $1,959,696 and $2,002,059 at March 31, 2018 and December 31, 2017, respectively, representing a $42,363 decrease in our working capital. As of May 14, 2018, we had $188,183 in cash.

Our primary use of cash is the purchase of inventory and the payment of dividends on outstanding callable non-cumulative preferred stock. We anticipate that inventory will continue to fluctuate depending on the level of sales and, as we add additional SKU’s to our product line and when we open new retail operations, subject to the occurrence of any material risks, trends and uncertainties stated above. We currently plan to fund our growth through earnings, however, we are currently negotiating with various financial institutions to obtain a credit facility related to the purchase of inventory. Additionally, it is likely that during the coming year, we will seek to raise additional capital either through the sale of equity to support our plan to list our common stock on a national stock exchange. We believe we have sufficient working capital to pay our expenses for the next twelve months and anticipate paying monthly dividends of $60,000 on the preferred stock until such time that we call the preferred stock.

We expect that our current sources of liquidity together with our projection of cash flows from operating activities will provide us with adequate liquidity over at least the next 12 months. A large portion of our future expenditures is to fund our growth, and we can adjust our capital and operating expenditures by operating segment, including future expansion of our product offerings. We may need or want to raise additional funds in the future, and these funds may not be available to us when we need or want them, or at all. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2018 totaled $170,503 and resulted primarily from operating profits of $125,742 and a reduction of inventory of $256,981, offset by a net change in deposits of ($194,893), accounts payable and accrued liabilities of ($73,173) and income tax liability of ($59,787). Non-cash items were $19,997 of depreciation, stock-based compensation of $19,821 and $384,075 of loss on abandonment of fixed assets.

Net cash provided by operating activities during the period ending March 31, 2017 totaled $232,446 and resulted from a net income attributable to company of $417,899 and a net change in operating assets and liabilities of ($212,861), both offset by non-cash items of $27,428. The most significant changes in operating assets and liabilities were increases of $211,250 in inventories, $323,229 in deposits, $269,823 of accounts payable and accrued liabilities and $229,612 in income tax liability.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018 totaled $2,200 related to purchases of fixed assets.

Net used in investing activities during the three months ended March 31, 2017 totaled $46,907 and resulted from the purchases of fixed assets of $21,907 and $25,000 from the purchase of common stock from a stockholder.

Net Cash Used in Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2018 totaled $11,909 resulting from payments borrowings of $565,510 offset by $373,601 of repayments of these borrowings. Additionally, the Company paid preferred dividends of $180,000 during the period.

Net cash used in financing activities during the period ended March 31, 2017 was $14,206, resulting from repayments on notes payable of $14,206 and $180,000 of payments of preferred dividends.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, who is also a member of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on such evaluation, the Chief Executive Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective at the reasonable assurance level due to the “material weaknesses” described below:

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standards) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level:

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2018. Management evaluated the impact of our failure to have adequate written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the condensed consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may adversely affect our business.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, we are not required to provide information otherwise required by this item; however, you may review risk factors contained in our Form 10-K for the fiscal year ending December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Acquisition and Plan of Merger	10-12G	10/29/09	2.1
3.1	Articles of Incorporation	SB-2	6/14/07	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - name change	8-K	1/12/17	10.18
3.1(b)	Certificate of Amendment to Articles of Incorporation - preferred stock	8-K	2/14/18	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - reverse stock split				Filed
3.1(d)	Certificate of Correction to the Certificate of Amendment to Articles of Incorporation - reverse stock split	8-K	4/4/2018	3.1
3.2	Bylaws	SB-2	6/14/07	3.2
10.1	Agreement including Mutual General Release dated March 7, 2018				Filed
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at 8861 W. Sahara Ave., Suite 210, Las Vegas, NV 89117.

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

Date: May 14, 2018	By:	/s/ Barry Hall
	Name:	Barry Hall
	Title:	Executive Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

