Form 10-Q
period 2018-06-30
Her Imports
filed 2018-08-14
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Large accelerated filer	[ ]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company	[X]

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

As of August 13, 2018, the registrant’s outstanding common stock consisted of 8,656,459 shares, $0.001 par value.

Table of Contents

Her Imports

Index to Form 10-Q

For the Quarterly Period Ended June 30, 2018

Her Imports

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
ASSETS

Current assets
Cash	$156,138	$190,233
Receivables	124,707	165,770
Related party receivables	181,971	108,026
Inventories	2,054,653	2,335,753
Prepaid maintenance fees - current	-	75,000
Other prepaid expenses	15,785	64,923
Deposits	189,298	196,392
Total current assets	2,722,552	3,136,097

Property, Equipment and software, net	140,309	267,464
Prepaid maintenance fees - non-current	-	209,375
Other asset	25,000	25,000
Trademark	8,200,000	8,200,000
Total assets	$11,087,861	$11,837,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$606,263	$822,216
Income tax liability	38,316	134,432
Notes payable	384,062	177,390
Total current liabilities	1,028,641	1,134,038

Total liabilities	1,028,641	1,134,038

Stockholders’ equity
Callable $0.144 per share per year non-cumulative dividend liquidation preference of $2.00 per share, preferred stock, $0.001 par value, 10,000,000 shares authorized and 5,000,000 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	5,000	5,000
Common stock, $0.001 par value, 70,000,000 shares authorized, 8,656,459 and 4,150,059 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	8,656	4,150
Additional paid-in capital	30,128,593	26,679,777
Accumulated deficit	(20,083,029)	(15,985,029)
Total stockholders’ equity	10,059,220	10,703,898
Total liabilities and stockholders’ equity	$11,087,861	$11,837,936

See accompanying notes to these consolidated financial statements.

Her Imports

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	June 30,		June 30,
	2018	2017	2018	2017
Product sales	$3,108,412	$4,623,778	$6,418,092	$8,984,798
Cost of products sold	1,849,932	2,758,268	3,476,039	4,893,332
Gross profit	1,258,480	1,865,510	2,942,053	4,091,466

Operating expenses
Royalties	4,522	5,894	9,449	5,894
Selling expense	1,066,480	1,522,059	2,282,109	2,786,840
General and administrative expense	350,159	297,113	687,434	609,959
Total operating expenses	1,421,161	1,825,066	2,978,992	3,402,693

Income (loss) from operations	(162,681)	40,444	(36,939)	688,773

Other (expense) income
Interest income	-	20	-	69
Interest expense	(2,484)	(4,085)	(12,994)	(4,951)
Loss on abandonment of fixed assets	(379)	-	(384,454)	-
Contract termination expense - related party	(3,397,500)	-	(3,397,500)	-
Total other expense	(3,400,363)	(4,065)	(3,794,948)	(4,882)
Income (loss) before benefit (provision) for income taxes	(3,563,044)	36,379	(3,831,887)	683,891

Benefit (provision) for income taxes	34,100	(16,043)	93,887	(245,656)
Net income (loss) attributable to Company	(3,528,944)	20,336	(3,738,000)	438,235
Preferred stock dividends	(180,000)	(180,000)	(360,000)	(360,000)
Net loss to common stockholders	$(3,708,944)	$(159,664)	$(4,098,000)	$78,235

Net basic income (loss) per share attributable to common stockholders: basic and diluted	$(0.08)	$(0.04)	$(0.18)	$0.02

Weighted average number of common shares outstanding: basic and diluted	4,645,619	4,150,059	4,399,208	4,150,059

See accompanying notes to these condensed consolidated financial statements.

Her Imports

Consolidated Statements of Cash Flows

	For the Six Month Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES
Net income (loss) attributable to Company	$(3,738,000)	$438,235
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,591	54,579
Stock-based compensation	55,822	-
Loss on abandonment of fixed assets	384,454	-
Contract termination expense	3,397,500	-
Changes in operating assets and liabilities:
Receivables	41,063	(82,486)
Related party receivables	(73,945)	(47,153)
Inventories	281,100	(200,258)
Prepaid maintenance fees	-	37,500
Other prepaid expenses	49,138	(35,953)
Deposits	7,094	(269,934)
Accounts payable and accrued liabilities	(215,953)	56,149
Income tax liability	(96,115)	244,678
Other asset	-	(25,000)
Net cash provided by operating activities	131,749	170,357

INVESTING ACTIVITIES
Purchase of fixed assets	(12,515)	(30,452)
Net cash used in investing activities	(12,515)	(30,452)

FINANCING ACTIVITIES
Issuance of notes payable	1,074,202	-
Repayment on notes payable	(867,530)	(28,966)
Payment of preferred dividend	(360,000)	(360,000)
Net cash used in financing activities	(153,329)	(388,966)

NET DECREASE IN CASH	(34,095)	(249,061)

CASH - BEGINNING OF PERIOD	190,233	355,568
CASH - END OF PERIOD	$156,138	$106,507

SUPPLEMENTAL DISCLOSURES:
Interest paid	$12,994	$4,951
Income taxes paid	$4,254	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued in exchange of cancellation of MIP Agreement	$4,500	$-

See accompanying notes to these consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

1. Description of the Company

Her Imports, (previously known as EZJR, Inc.), (“the Company” or “Her”), was incorporated on August 14, 2006 under the laws of the State of Nevada.

Corporate Structure and Business

Her is a retailer of Human Hair Extensions and related haircare and beauty products headquartered in Las Vegas, Nevada. The Company sells its products at consultation studios and on its Website, www.herimports.com. As of June 30, 2018, the Company operated 21 retail locations, all of which are in the U.S. These locations are primarily in “executive offices suites” such as Regus PLC, where furniture, administrative staff and security are provided. The Company then stocks the location with products and point-of-sale equipment. These locations are leased on a short-term basis (primarily one year or less). Five leases, including our corporate office, have leases longer than one year at the time they were entered into. This allows the Company to open and close its consultation studios within a short period of time at minimal expense to the Company. At the Company’s consultation studios, the customer is provided with a personal, one-on-one consultation with a Her beauty expert. Additionally, the Company has one larger location in Greenbelt Maryland where there are several consultants as well as a waiting room.

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

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement (“MIP”) with Leader Act HK Ltd (“Leader”), a shareholder. On July 31, 2017, this agreement was assigned by Leader to Cabello. Under the terms of the assigned agreement, Cabello undertakes the responsibility to provide the investment dollars for the “media purchase.” The purpose of this media purchase is to generate revenues from the sale of various products and services. When revenues are generated they will be split on a 50/50 basis after deducting direct expenses and fees related to the revenues the media purchase, merchant fees, product costs, and affiliate fees. Cabello is responsible for lead generation by spending the funds necessary to purchase various media while managing the overall process. Cabello is also responsible for graphic design, Website design and various other programming expenses. Conversely, the Company is responsible for customer service, network costs, accounting, and any other related general and administrative costs. Prior to signing the agreement Leader advanced the Company $50,000 which the agreement allowed to be converted to 83,333 shares of common at $.60 per share. That left up to 9,500,000 shares of common stock that Cabello could purchase at $0.05 per share from its portion of the funds generated by the offers it creates. Contrary to customary practice, the MIP did not provide for any adjustment in the event of a future reverse split so the Company’s recent reverse split did not affect the number of shares purchasable or the exercise price. This highlighted an unfair agreement which adversely affected the Company. This problem was exacerbated since Cabello is a related party. From April 19 to April 20, 2018, Cabello ran a program to sell a variety of the Company’s hair products. This program generated approximately $150,000 in revenue, however, a final accounting of the results of the program were never completed. Instead, on June 20, 2018 the Company issued to Cabello 4,500,000 of restricted common stock in exchange for cancelation of the MIP Agreement and forgiveness of any monies owed to Cabello for program in April. This cancellation resulted in a non-cash expense of $3,397,500 based on the estimated value of the stock issued in exchange for the cancellation of the agreement.

Agreement with Cabello Real FZE

On April 20, 2017, the Company entered into a Marketing and Selling Agreement with Cabello Real FZE, owner of a hair care product line called OSIworks, whereby the Company exclusively purchases, markets and sells OSIworks’ products in the United States. Under the agreement the Company pays Cabello a royalty of 2% of net sales. Cabello Real FZE is also controlled by Jonathan Terry, the Company’s principal shareholder. During the three and six months ended quarter ending June 30, 2018 the Company recognized royalty expense of $4,522 and $5,894, respectively, related to the agreement.

2. Summary of Significant Accounting Policies

There have been no changes in Significant Accounting Policies from those described in our Form 10-K for our fiscal year ending December 31, 2017 filed with the Securities and Exchange Commission on March 27, 2018.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company (a Nevada corporation) and its wholly owned subsidiary, Her Marketing. All significant intercompany transactions have been eliminated in consolidation.

Basis of Presentation of the Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Her Marketing. The Company maintains its books of account and prepares consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”). The Company’s fiscal year ends on December 31. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company did not have any assets measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017.

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other accrued liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Deposits

	June 30,	December 31,
	2018	2017
Deposits on Products	$156,068	$175,819
Security Deposits	33,230	20,573
Total	$189,298	$196,392

Intangibles

Intangible assets are comprised primarily of trademarks that represent the Company’s exclusive ownership of the HER trademarks in the US and are inclusive all related social media sites and domain names in the US., all used in connection with (consisting of the name, Her Imports and the Her Imports Logo) the manufacture, sale and distribution of human hair extensions and related beauty products. In accordance with Financial Accounting Standards Board Accounting Standard Codification 350 (FASB ASC 350), intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists through the use of discounted cash flow models. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. For the three and six months ended June 30, 2018 and 2017 there were no impairments recorded.

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

Reverse Stock Split

All references to numbers of shares of our common stock and per-share information in the accompanying financial statements have been adjusted retroactively to reflect the Company’s 1-for-2 reverse stock split effected on January 31, 2017, and a 1-for-6 reverse stock split effective April 9, 2018. The par value was not adjusted because of the reverse stock splits.

Stock-based compensation

The Company records stock-based compensation issued to external entities for goods and services at either the fair market value of the shares issued, or the value of the services received, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30. For the three months and six months ended June 30, 2018, the Company recognized stock-based compensation expense of $36,001 and $55,822, respectively. There was no stock-based compensation for the three months and six months ended June 30, 2017.

Recent Accounting Pronouncements

Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its condensed consolidated financial statements, based on current information.

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on its Condensed Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Condensed Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. The amendments in ASU 2018-09 related to Topic 718-740 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Reform Act) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. As described in the footnotes to the Annual Report on Form 10-K, the Company’s accounting for the tax effects of enactment of the Tax Reform Act is being assessed; however, in certain cases, as described below, we made a reasonable estimate of the effects on our existing deferred tax balances and valuation allowance. The Company determined that the $62.9 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance was a provisional amount and a reasonable estimate at December 31, 2017. The Company has not completed the accounting with regard to the tax effects associated with an intra-entity transfer of certain intellectual property rights with the enactment of Tax Reform Act. Our accounting for the intra-entity transfer reflects the utilization of net operating losses on the basis of the laws in effect before the Tax Reform Act. The Company is evaluating the impact under Tax Reform Act on the Company’s global business structure. In all aspects, the Company will continue to make and refine calculations as additional analysis is completed. The Company expects to complete the accounting assessment during the one-year measurement period provided by SAB 118.

3. Property, Equipment and Software

Property and equipment consisted of the following:

	June 30,	December 31,
	2018	2017
Software	$110,000	$463,310
Computers and equipment	100,100	99,592
Furniture	37,169	30,391
Leasehold improvements	23,067	19,493
subtotal	270,336	612,786
Accumulated depreciation and amortization	(130,027)	(345,322)
Property, equipment and software, net	$140,309	$267,464

Depreciation and amortization expense on property, plant, equipment, and software for the three and six months ended June 30, 2018 was $19,997 and $39,591, respectively. Depreciation and amortization expense on property, plant, equipment, and software for the three and six months ended June 30, 2017 was $27,428 and $54,579, respectively.

4. Sales tax payable

The Company is delinquent in filing some sales tax returns for one state (including the remittance of taxes), for which the Company has transacted business. The Company has recorded tax obligations plus potential interest and penalties estimated to be approximately $35,180, computed through June 30, 2018, which are included in accounts payable and accrued liabilities on the balance sheet. The Company is in the process of becoming fully compliant.

5. Related Party Transactions

Related Party Accounts Receivable and Payable

At June 30, 2018 and December 31, 2017, the Company had a receivable from Cabello, its principal stockholder, of $181,971 and $108,026, respectively, that resulted from payments made by the Company on behalf of Cabello. The Company has the right to offset this receivable against any future dividend payments owed Cabello related to the preferred stock described in Note 1. As described in Note 11, subsequent to June 30, 2018, two dividends of $60,000 each were declared and offset against amounts owed by Cabello. For further information on related party transactions, see Note 1. As described below, the Company incurred $9,449 in royalty expense in 2018 which has also been offset against the Cabello receivable.

Royalty Expense

Royalty expense is a result of royalties incurred on products sold under the brand name OSIworks, a company under common control with the Company’s principal shareholder. During the three ended June 30, 2018 and 2017 royalty expense was $4,522 and $5,894, respectively. During the six months ended June 30, 2018 and 2017 royalty expense was $9,449 and $5,894, respectively.

Contract Termination Expense – Related Party

On June 20, 2018, the Company issued to Cabello 4,500,000 shares of restricted common stock in exchange for cancelation of the MIP Agreement (described in Note 1) and forgiveness of any monies owed to Cabello for program run in April. This cancellation resulted in a non-cash expense of $3,397,500 based on the estimated value of the stock issued in exchange for the cancellation of the agreement.

6. Commitments and Contingencies

Leases

At June 30, 2018, the Company leased or rented 23 different facilities including its corporate headquarters and active retail locations. Future lease obligation for these facilities are as follows:

Year	Amount
2018 (remaining six months)	$145,217
2019	194,750
2020	134,115
2021	111,623
2022	114,648
Thereafter	49,072
Total	$749,425

Rent expense for the three months ended June 30, 2018 and 2017 was $128,533 and $172,204, respectively. Rent expense for the six months ended June 30, 2018 and 2017 was $252,922 and $325,507, respectively.

Concentrations

As of June 30, 2018, the Company has only twelve qualified vendors that supply its wigs and hair extension products. The Company sources its hair care products from one vendor. There are numerous suppliers of styling tools as this is a commodity product. During the three months ended June 30, 2018, the Company purchased hair products from four different vendors, however, two vendors accounted for approximately 88.8% of all hair products purchased.

During the three months ended June 30, 2018, the Company purchased hair products from four different vendors, however, two vendors accounted for approximately 88.8% of all hair products purchased. During the six months ended June 30, 2018, the Company purchased hair products from five different vendors, however, two vendors accounted for approximately 91.5% of all hair products purchased. During the three months ended June 30, 2017, the Company purchased hair products from four different vendors, however, two vendors accounted for approximately 93.6% of all hair products purchased. During the six months ended June 30, 2017, the Company purchased hair products from six different vendors, however, two vendors accounted for approximately 95.0% of all hair products purchased.

Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

On or about September 5, 2015, the Company received a summons naming it in a civil action against Her Imports, LLC, Her Imports New York, LLC, Her Holding, Inc. and EZJR, Inc. (now Her Imports) from a former independent contractor of Her Imports, LLC. The complaint claims unpaid wages and overtime wages in violation of New York Labor Law, among other things. No specific damages are mentioned in the complaint. The Company subsequently answered the complaint and denied any wrongdoing as EZJR had no relationship with the contractor, whatsoever. At this point in the litigation it is impracticable to foresee the outcome, however, the Company believes it has meritorious defense and is vigorously defending this litigation. On February 16, 2018, a magistrate judge ruled that EZJR, Her Holding and Her Imports, LLC acted as a joint employer. The judge also found that genuine issues of material fact exist as to “whether plaintiff qualifies as an ‘employee’ under the law or was an ‘independent contractor’.” While the Company disagrees with the ruling that it was a joint employer, it has decided to proceed to trial on the basis that the plaintiff was an independent contractor, while reserving the right to appeal the decision.

On or about On March 13, 2018, the Company received a summons in a civil action alleging that it had violated the Telephone Consumer Protection Act of 1991 (TCPA). In the complaint, an individual who provided his phone number to the Company to obtain certain discounts on the Company’s products, claims that the Company sent several text messages to his cell phone without prior written consent. The suit was filed by on behalf of the plaintiff and others similarly situated. On or about June 5, 2018 the Company received a second summons in a civil action also alleging that it had violated the TCPA. In the complaint, an individual who provided her phone number to the Company to obtain certain discounts on the Company’s products, claims that the Company sent several text messages to her cell phone without prior written consent. The suit was filed by on behalf of the plaintiff and others similarly situated. In both instances our review of the circumstance surrounding the claim are that the actions are not justified and as such we made the decision to intend to vigorously defend the Company against these actions. In the case of the first action we have filed a response denying the allegations. In the case of the second action we have file a motion to dismiss or consolidate this action with the first based on what is known “the-first-to-file rule.” To date there has been no ruling on this motion.

On January 12, 2017, the Company entered into a Business Purchase Agreement with EnzymeBioSystems, Inc. (“EnzymeBio”), a Nevada corporation, whereby the Company entered into an agreement to purchase 100% ownership of EnzymeBio’s wholly owned subsidiary, Share Acquisition Corp. (“SAC”), a Nevada corporation in exchange for approximately 9,167 shares of the Company’s common stock and $25,000 cash. On February 28, 2017, EnzymeBio agreed to spin-off SAC as a dividend. Pursuant to the Business Purchase Agreement and Nevada Revised Stature 92A.180 (Merger of a subsidiary into parent or parent into subsidiary), SAC was to be acquired and merged into the Company. Restricted common shares of the Company were to be exchanged on a pro-rata one-for-one ownership basis. After the exchange took place, SAC would be collapsed into the Company and subsequently dissolved with the Nevada Secretary of State. The Company agreed to acquire SAC for the sole purpose to increase its shareholder base. As of the date of these financial statements, the $25,000 had been paid, however, the share exchange did not take place and the agreement was not consummated. The Company was subsequently informed by its legal counsel that this transaction cannot be concluded under applicable securities laws. The Company has informed EnzymeBio of this and requested that the $25,000 payment be returned. As a result, the $25,000 payment is recorded under Other Asset on the balance sheet. EnzymeBio refused to return the $25,000 and as a result on March 13, 2018 the Company filed a legal complaint against those parties which include a demand for the $25,000 as well as legal fees and specific damages the Company incurred as a result of their actions. In June 2018, the defendants responded to the complaint denying the allegation and also filed a counter claim against the Company and its Chief Executive Officer’s. Subsequently, the defendants stipulated and all charges against the Company and its Chief Executive Officer were dismissed.

7. Promissory Notes

UPS Capital

On November 8, 2017 the Company entered into an agreement with UPS Capital Corporation (UPS) for a $500,000 credit facility. Under the terms of the agreement UPS will loan 100% of the invoice amount on incoming offshore shipments carried by UPS. Upon funding the loan, the Company pays a transaction fee of 1.85% or 2.75% for air shipment or ocean shipment, respectively. Repayment of amounts funded are due in 60 days for air shipments and 90 days for ocean shipment. Amounts funded are secured by inventory on hand and are personally guaranteed by the Company’s Chief Executive Officer and the Company’s principal controlling shareholder. As of June 30, 2018, and December 31, 2017 the Company owed $384,062 and $177,390, respectively under the facility.

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

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello to acquire the exclusive U.S. rights to the Her Imports trademark. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of unregistered non-voting, non-cumulative, callable preferred stock (subsequently revised to 5,000,000 shares) and 1,250,000 unregistered common stock with a combined value of $8,200,000. All shares of callable preferred stock rank superior to all the Company’s preferred stock and common stock currently outstanding and hereafter issued, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (with the exception of a merger), including the payment of dividends. The callable preferred stock is subject to a monthly dividend payment equal to a rate of $0.144 per share of preferred stock per annum. The declaration and payment of the dividend on a monthly basis is subject to the approval of the Company’s Board of Directors. Such dividend is non-cumulative should the Company not pay the dividend. The Company has a right of first refusal to purchase the callable preferred stock, should the shareholder decide to sell all or part of their callable preferred stock. The callable preferred stock has no voting rights. Through June 30, 2018, the Board of Directors has declared and approved, preferred stock dividends of $1,140,000 ($60,000 each month) to Cabello related to the 5,000,000 shares of callable, non-voting, non-cumulative preferred stock. Because the dividends on the preferred stock are non-cumulative and at the discretion of the Company, these preferred shares are considered to be equity.

At June 30, 2018 and December 31, 2017, the Company had 10,000,000 shares of preferred stock authorized and 5,000,000 issued and outstanding and 70,000,000 shares of common stock authorized. At June 30 2018 and December 31, 2017 there were 8,656,459 and 4,150,039 shares of common stock outstanding, respectively.

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

As described in Note 1, on June 20, 2018 the Company issued 4,500,000 shares of restricted common stock to Cabello in exchange for cancelation of the MIP Agreement and forgiveness of monies owed to Cabello for program that was run in April 2018.

9. Stock-based Compensation

On September 5, 2017 the Company adopted the 2017 Her Imports Stock Incentive Plan. For the three and six months ended June 30, 2018, the Company recognized $36,001 and $55,822, respectively in stock-based compensation related to stock options and common stock issued under the plan. Stock-based compensation expense is included in the following captions on the condensed consolidated statements of operations.

	Three Month Ended	Six Month Ended
	June 30, 2018	June 30, 2018
Selling expense	$19,080	$28,590
General and administrative expense	16,921	27,232
Total	$36,001	$55,822

Changes in the Company’s outstanding stock options under the plan during the six months ended June 30, 2018 were as follows:

		Weighted
	Number of	Average
	Options	Price
Outstanding at December 31, 2017	58,332	$9.42
Granted	3,332	1.65
Exercised	-	-
Forfeited of expired	(8,333)	10.68
Outstanding at June 30, 2018	53,331	$8.73
Exercisable at June 30, 2018	18,958	$9.15

The weighted average remaining contractual term and aggregate intrinsic value of outstanding options as of June 30, 2018 was 4.12 years and $124,547, respectively.

The Company’s stock options are measured at fair value using the Black-Scholes Option Pricing Model methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s stock options that are categorized within Level 3 of the fair value hierarchy for six months June 30, 2018 is as follows:

Strike Price	$1.65 to 10.68
Volatility	46.21%
Risk-free interest rate	2.15%
Contractual life (in years)	5
Dividend yield (per share)	0%

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. An approximate estimated blended tax rate of 18.3% was used to calculate the benefit for taxes based on operations for the six months ended June 30, 2018 and 35.9% to calculate the provision for taxes based on income for the three months ended June 30, 2017. For financial reporting purposes the benefit for income taxes is based on a pre-tax loss of $509,377 for the six months ended June 30, 2018 and pre-tax income of $683,891 for the six months ended June 30, 2017. In 2018, and for fourteen years thereafter, there will be a permanent book versus tax difference of $546,667 each year related to the amortization of the trademark, which is deductible for tax purposes but is not amortized and expensed for financial reporting purposes. The provision (benefit) for income taxes for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
U.S. Federal	$47,711	$(10,361)	$100,755	$(225,758)
U.S. State	(13,611)	(5,906)	(6,868)	(19,898)
Total	34,100	(16,267)	93,887	(245,656)
Deferred	-	-	-	-
Total benefit (provision) for income taxes	$34,100	$(16,267)	$93,887	$(245,656)

As of June 30, 2018, we had a tax loss carryforward of approximately $436,968 which can be used to offset future Federal income taxes.

11. Subsequent Events

On July 3, 2018, the Board of Directors approved the monthly $60,000 dividend related to 5,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd. This dividend was offset against amounts owed to the Company by Cabello.

On August 7, 2018, the Board of Directors approved the monthly $60,000 dividend related to 5,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd. This dividend was offset against amounts owed to the Company by Cabello.

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

Forward-Looking Statements

This report contains forward-looking statements including our statements on liquidity, anticipated capital asset requirements and anticipated growth and plans for funding our operations. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the risks contained in our Form 10-K for the year ended December 31, 2017 which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2018 and other risks including a deterioration in general or regional economic, market and political conditions, failure to raise capital or obtain a credit facility ineffective marketing, unanticipated federal legislation or regulation that increases our cost of compliance, failure to implement our business plan and competition.

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

The following discussion and analysis compares our results of operations for the three and six months ended June 30, 2018 and June 30, 2017. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and our Form 10-K for our fiscal year ending December 31, 2017 filed with the SEC on March 27, 2018.

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

Results of Operations

Discussion of three months ended June 30, 2018 and 2017

Product Sales

Product sales for the three months ended June 30, 2018 were $3,108,412 representing a 32.8% decrease from revenues of $4,623,778 for the three months ended June 30, 2017. These sales were derived primarily from the sale of human hair extensions and related hair care products under the brands “Her Imports” or “OSIworks.” These sales were made either online or at Her Imports’ consultation studios. Consultation studio sales decreased by 52% to $1,680,888 for the three months ended June 30, 2018 when compared to $3,540,101 for the three months ended June 30, 2017. The reason for the decrease is that we closed 13 under-performing studios during second half of 2017 and in the first quarter of 2018. We also experienced greater competition from various online retailers. Partially offsetting this decrease in studio sales was an increase in online sales. Online sales increased by 30.8% to $1,417,524 for the three months ended June 30, 2018 from $1,083,677 for the three months ended June 30, 2017. Online sales as a percentage of overall sales increased to 45.6% for the three months ended June 30, 2018 compared to 23.4% for the three months ended June 30, 2017. This increase in online sales as a percentage of overall sales continued a trend that began in the second quarter of 2017 as we moved away from retail expansion to an emphasis on online sales and a launch of a new eCommerce Website as well as sales promotions that were implemented with new marketing techniques utilizing our customer database. Additionally, at the beginning of 2018 we launched a new cloud-based eCommerce platform. Finally, during the three months ended June 30, 2018, the were $10,000 of wholesale sales. There were no wholesale sales during the three months ended June 30, 2017.

Cost of Products Sold, Gross Profit and Gross Margins

Cost of products sold for the three months ended June 30, 2018 were $1,849,923 representing a 32.9% decrease from cost of products sold of $2,758,268 for the three months ended June 30, 2017. Accompanying this decrease was a nominal increase in gross margins to 40.5% for the three months ended June 30, 2018 up from a gross margin of 40.3% for the three months ended June 30, 2017. As a result, gross profit decreased to $1,258,480 or 32.5% from gross profit of $1,865,510 for the three months ended June 30, 2017.

Operating Expenses

Operating expenses consist of royalty expense, selling expense and general and administrative expense and decreased by 22.1% when comparing the three months ended June 30, 2018 to the same period for 2017. Total operating expenses for the three months ended June 30, 2018 were $1,421,161, compared to $1,825,066 for the three months ended June 30, 2017. Royalty expense for the three months ended June 30, 2018 was $4,522 compared to $5,894 for the three months ended June 30, 2017. Selling expense for the three months ended June 30, 2018 decreased by $455,579 or 29.9% for the three months ended June 30, 2018 when compared to the same 2017 period. The decrease in selling expense was primarily attributable to a decrease in consultation studio operating expenses including payroll, rent, travel expenses and other operating expenses due to the closing of these retail locations. There were 23 consultation studios open at some time during the three months ended June 30, 2018 compared to 35 consultation studios open in the same period for 2017. Also, contributing to the decrease were decreases in Website development expense and promotion expense. General and administrative expenses increased by $53,046 or 17.9% for the three months ended June 30, 2018 when compared to the same period last year. This increase was primarily due to non-cash compensation, Board of Directors expenses, and legal fees. These increase we partially offset by a decrease in investor relations and shareholder expenses and depreciation and amortization.

Income (loss) from operations

The above resulted in loss from operations of $162,681 for the three months ended June 30, 2018 compared to income from operations of $40,444 for the three months ended June 30, 2017.

Other income and expense

For the three months ended June 30, 2018, other expense of $3,400,363 consisted primarily of $3,397,500 of non-cash contract termination expense as well as interest expense of $2,484 from notes payable and a $379 loss on the abandonment of fixed assets. This compares to other expense for the three months ended June 30, 2017 of $4,065 consisting of interest expense of $4,085 and interest income of $20.

Provision for income taxes

For the three months ended June 30, 2018, we recognized a tax benefit of $34,100 compared to a provision for taxes of $16,043 for the three months ended June 30, 2017. These provisions/benefits are based on estimated income for the entire year. An approximate estimated blended tax rate of 22.1% was used to calculate the provision for taxes based on income for the 2018 and 35.9% for 2017. The reason for the decrease in the effective tax rate in 2018 was a change in the Federal corporate tax rate from 35% to 21% as a result of the “Tax and Jobs Act” pass by Congress in December 2017.

Net income (loss) attributable to company

As a result of the above, net loss attributable to company for the three months ended June 30, 2018 was $3,528,944 compared to net income attributable to company of $20,336 for the three months ended June 30, 2017.

Results of Operations

Discussion of six months ended June 30, 2018 and 2017

Product Sales

Product sales for the six months ended June 30, 2018 were $6,418,092 representing a 28.6% decrease from revenues of $8,984,798 for the six months ended June 30, 2017. These sales were derived primarily from the sale of human hair extensions and related hair care products under the brands “Her Imports” or “OSIworks.” These sales are made either online or at Her Imports’ consultation studios. Consultation studio sales decreased by 41.0% to $3,789,562 for the six months ended June 30, 2018 when compared to $6,423.495 for the six months ended June 30, 2017. The reason for the decrease was primarily due to the closure of consultation studios as the Company began focusing on online sales. There were 35 consultation studios open at some time during the six months ended June 30, 2017 compared to 23 consultation studios open at some time during the same period for 2018. This decrease was partially offset was by an increase in online sales wholesale sales. Online sales increased by 2.6% to $2,618,531 for the six months ended June 30, 2018 from $2,553,381 for the six months ended June 30, 2017. Wholesale sales decreased by $2,078 when comparing the six months ended June 30, 2018 to the six months ended June 30, 2017.

Cost of Products Sold

Cost of products sold for the six months ended June 30, 2018 were $3,476,039, representing a 29.0% decrease from cost of products sold of $4,893,332 for the six months ended June 30, 2017. This decrease was the result of lower sales. Gross margin increased slightly to 45.8% for the six months ended June 30, 2018 up from a gross margin of 45.5% for the six months ended June 30, 2017.

Operating Expenses

Operating expenses consist of royalty expense, selling expense and general and administrative expense. Total operating expenses for the six months ended June 30, 2018 was $2,978,992, representing a 12.5% or $423,701 decrease from $3,402,693 for the six months ended June 30, 2017. This decrease was primarily a result of decrease in selling expense partially offset by an increase in both general and administrative expense and royalties. Selling expense for the six months ended June 30, 2017 decreased $504,731 or 18.1% for the six months ended June 30, 2018 when compared to the same 2017 period. The decrease in selling expense was primarily attributable to a decrease in consultation studio operating expenses including payroll, rent, travel expenses and other operating expenses due to the closing of retail locations. There were 23 consultation studios open at some time during the six months ended June 30, 2018 compared to 35 consultation studios open in the same period for 2017. Also, contributing to the decrease were decreases in Website development expense and promotion expense. General and administrative expenses for increased by $77,475 or 12.7% for the six months ended June 30, 2018 when compared to the same period last year. This increase was primarily due to non-cash compensation, Board of Directors expenses, administrative payroll and professional fees. These increase we partially offset by a decrease in investor relations, bank service fees and depreciation and amortization. Royalty expense was $9,449 for the six months ended June 30, 2018 compared to $5,894 for the six months ended June 30, 2017. The reason for increase is that in 2017 there were no royalty expenses during in the first quarter.

Income from operations

The above resulted in loss from operations of $36,939 for the six months ended June 30, 2018 compared to income from operations of 688,773 for the six months ended June 30, 2017.

Other income and expense

For the six months ended June 30, 2018, other expense of $3,794,948 consisted of a non-cash charge of $3,397,500 related to the termination of the Media Investor Purchase Agreement, dated as of June 29, 2014, a $384,454 loss on abandonment of fixed assets and $12,994 of interest expense related to notes payable. This compares other expense $4,882 for the six months ended June 30, 2017 of which consisted of $4,951 of interest expense and $69 of interest income.

Provision for income taxes

For the six months ended June 30, 2018, a tax benefit of $93,887 was recognized compared to a tax provision of $245,656 for the six months ended June 30, 2017. These provisions/benefits are based on estimated income for the entire year. An approximate estimated blended tax rate of 22.1% was used to calculate the provision for taxes based on income for the 2018 and 35.9% for 2017. The reason for the decrease in the effective tax rate in 2018 was a reduction in the Federal corporate tax rate from 35% to 21% as a result of the “Tax and Jobs Act” pass by Congress in December 2017.

Net income (loss) attributable to company

As a result of the above, net loss attributable to the Company for the six months ended June 30, 2018 was $3,738,000 compared to net income attributable to the Company of $438,235 for the six months ended June 30, 2017.

Liquidity and Capital Resources

We had a working capital surplus of $1,693,911 and $2,002,059 at June 30, 2018 and December 31, 2017, respectively, representing a $308,148 decrease in our working capital. As of August 13, 2018, we had $76,796 in cash.

Our primary use of cash is the purchase of inventory and the payment of dividends on outstanding callable non-cumulative preferred stock. We anticipate that inventory will continue to fluctuate depending on the level of sales and, as we add additional SKU’s to our product line and when close or we open new retail operations, subject to the occurrence of any material risks, trends and uncertainties stated above. We currently plan to fund our growth through earnings, however, we are currently negotiating with various financial institutions to obtain a credit facility related to the purchase of inventory. Additionally, it is likely that during the coming year, we will seek to raise additional capital either through the sale of equity to support our plan to list our common stock on a national securities exchange. We believe we have sufficient working capital to pay our expenses for the next twelve months and anticipate paying monthly dividends of $60,000 on the preferred stock until such time that we call the preferred stock.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2018 totaled $131,749 primarily from a reduction of inventory of $281,100, offset by a net change in accounts payable and accrued liabilities of ($215,953) and income tax liability of ($96,115). Non-cash items were contract termination expense of $3,397,500, depreciation of $39,591, stock-based compensation of $55,822 and $384,455 of loss on abandonment of fixed assets.

Net cash provided by operating activities for the six months ended June 30, 2017 totaled $170,357 and resulted primarily from net income attributable to the Company of $438,235, offset by a net change in operating assets and liabilities of ($297,457). The most significant change in operating assets and liabilities was an increase of $200,258 in inventories, a $269,934 in deposits in accounts receivable and a $244,679 in income tax liability. Non-cash items were $54,579 in depreciation and amortization.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 totaled $12,516 related to purchases of fixed assets.

Net cash used in investing activities during the six months ended June 30, 2017 totaled $30,452, reflecting primarily purchase of fixed assets.

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2018 totaled $153,329 resulting from borrowings of $1,074,202 offset by $867,530 of repayments of these borrowings. Additionally, the Company paid preferred dividends of $360,000 during the period.

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

Related Party Transactions

For information on related party transactions and their financial impact, see Note 5 to the Unaudited Condensed Consolidated Financial Statements.

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

Recent Pronouncements

Our management has evaluated all the recently issued accounting pronouncements through the filing date of this quarterly report on Form 10-Q and does not believe that any of these pronouncements will have a material impact on our financial position and results of operations. See Note 1 to the Unaudited Consolidated Financial Statements.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, who is also a member of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on such evaluation, the Chief Executive Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective at the reasonable assurance level due to the “material weaknesses” described below:

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standards) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management has identified the following material weakness which has caused management to conclude that, as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level:

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2018. Management evaluated the impact of our failure to have adequate written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation	SB-2	6/14/07	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - name change	8-K	1/12/17	10.18
3.1(b)	Certificate of Amendment to Articles of Incorporation - preferred stock	8-K	2/14/18	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - reverse stock split	10-Q	5/15/18	3.1(c)
3.1(d)	Certificate of Correction to the Certificate of Amendment to Articles of Incorporation - reverse stock split	8-K	4/4/2018	3.1
3.2	Amended and Restated Bylaws				Filed
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

Date: August 14, 2018	By:	/s/ Barry Hall
	Name:	Barry Hall
	Title:	Executive Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

