Form 10-Q
period 2018-09-30
Her Imports
filed 2018-11-19
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of November 19, 2018, the registrant’s outstanding common stock consisted of 8,656,459 shares, $0.001 par value.

Table of Contents

Her Imports

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2018

Her Imports

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash	$156,789	$190,233
Receivables	180,397	165,770
Related party receivables	188,170	108,026
Inventories	1,651,137	2,335,753
Prepaid maintenance fees - current	-	75,000
Other prepaid expenses	12,818	64,923
Deposits	194,768	196,392
Total current assets	2,384,079	3,136,097

Property, Equipment and software, net	137,602	267,464
Prepaid maintenance fees - non-current	-	209,375
Other asset	25,000	25,000
Trademark	8,200,000	8,200,000
Total assets	$10,746,681	$11,837,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$679,350	$822,216
Income tax liability	-	134,432
Notes payable	409,511	177,390
Total current liabilities	1,088,861	1,134,038

Total liabilities	1,088,861	1,134,038

Stockholders’ equity
Callable $0.144 per share per year non-cumulative dividend liquidation preference of $2.00 per share, preferred stock, $0.001 par value, 10,000,000 shares authorized and 5,000,000 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	5,000	5,000
Common stock, $0.001 par value, 70,000,000 shares authorized, 8,656,459 and 4,150,059 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	8,656	4,150
Additional paid-in capital	30,143,703	26,679,777
Accumulated deficit	(20,499,539)	(15,985,029)
Total stockholders’ equity	9,657,820	10,703,898
Total liabilities and stockholders’ equity	$10,746,681	$11,837,936

See accompanying notes to these condensed consolidated financial statements.

Her Imports

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	September 30,		September 30,
	2018	2017	2018	2017
Product sales	$2,794,480	$3,668,040	$9,212,572	$12,652,837
Cost of products sold	1,613,967	1,996,633	5,090,006	6,889,965
Gross profit	1,180,513	1,671,407	4,122,566	5,762,872

Operating expenses
Royalties	2,282	5,286	11,731	11,180
Selling expense	1,115,543	1,259,130	3,397,653	4,045,970
General and administrative expense	326,192	364,122	1,013,625	974,081
Total operating expenses	1,444,017	1,628,538	4,423,009	5,031,231

Income (loss) from operations	(263,504)	42,869	(300,443)	731,641

Other (expense) income
Interest income	-	1	-	70
Interest expense	(11,322)	(351)	(24,316)	(5,302)
Loss on abandonment of fixed assets	-	(2,162)	(384,454)	(2,162)
Contract termination expense - related party	-	-	(3,397,500)	-
Total other expense	(11,322)	(2,512)	(3,806,270)	(7,394)
Income (loss) before benefit (provision) for income taxes	(274,826)	40,356	(4,106,713)	724,247

Benefit (provision) for income taxes	38,316	76,760	132,203	(168,896)
Net income (loss) attributable to Company	(236,510)	117,116	(3,974,510)	555,351
Preferred stock dividends	(180,000)	(180,000)	(540,000)	(540,000)
Net loss to common stockholders	$(416,510)	$(62,844)	$(4,514,510)	$15,351

Net basic income (loss) per share attributable to common stockholders: basic and diluted	$(0.05)	$(0.02)	$(0.77)	$15.44

Weighted average number of common shares outstanding: basic and diluted	8,656,459	4,150,059	5,833,886	4,150,059

See accompanying notes to these condensed consolidated financial statements.

Her Imports

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Month Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES
Net income (loss) attributable to Company	$(3,974,510)	$555,351
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,462	92,439
Stock-based compensation	70,932	-
Loss on abandonment of fixed assets	384,455	2,162
Contract termination expense	3,397,500	-
Changes in operating assets and liabilities:
Receivables	(14,627)	(91,113)
Related party receivables	(80,144)	(17,140)
Inventories	684,616	(182,203)
Prepaid maintenance fees	-	56,250
Other prepaid expenses	52,105	(30,365)
Deposits	1,624	(75,366)
Accounts payable and accrued liabilities	(142,866)	106,203
Income tax liability	(134,432)	165,213
Other asset	-	(25,000)
Net cash provided by operating activities	303,115	556,431

INVESTING ACTIVITIES
Purchase of fixed assets	(28,680)	(144,229)
Net cash used in investing activities	(28,680)	(144,229)

FINANCING ACTIVITIES
Issuance of notes payable	1,658,063	-
Repayment on notes payable	(1,425,942)	(43,805)
Payment of preferred dividend	(540,000)	(540,000)
Net cash used in financing activities	(307,879)	(583,805)

NET DECREASE IN CASH	(33,444)	(171,603)

CASH - BEGINNING OF PERIOD	190,233	355,568
CASH - END OF PERIOD	$156,789	$183,965

SUPPLEMENTAL DISCLOSURES:
Interest paid	$24,317	$5,539
Income taxes paid	$3,502	$4,337

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Shares issued in exhange of cancellation of MIP Agreement	$4,500	$-

See accompanying notes to these condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

1. Description of the Company

Her Imports, (previously known as EZJR, Inc.), (“the Company” or “Her”), was incorporated on August 14, 2006 under the laws of the State of Nevada.

Corporate Structure and Business

Her is a retailer of Human Hair Extensions and related haircare and beauty products headquartered in Las Vegas, Nevada. The Company sells its products at consultation studios, on its Website, www.herimports.com and on Amazon.com. As of September 30, 2018, the Company operated 18 retail locations, all of which are in the U.S. These locations are primarily in “executive offices suites” such as Regus PLC, where furniture, administrative staff and security are provided. The Company then stocks the location with products and point-of-sale equipment. These locations are leased on a short-term basis (primarily one year or less). Five leases, including our corporate office, have leases longer than one year at the time they were entered into. This allows the Company to open and close its consultation studios within a short period of time at minimal expense to the Company. At the Company’s consultation studios, the customer is provided with a personal, one-on-one consultation with a Her beauty expert. Additionally, the Company has locations in Greenbelt, Maryland and Brooklyn, New York with salons where customers can have their hair purchases “installed.”

The Company has one wholly owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada corporation. All employees of the Company are employed by Her Marketing.

Agreement with Cabello Real Ltd.

On November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. (“Cabello”), a private United Arab Emirates company to acquire the exclusive U.S. rights to the Her Imports trademark. In addition to these rights, the Company also purchased certain other assets owned by Cabello including customer lists and various digital content. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of non-voting, non-cumulative, callable preferred stock (subsequently revised to 5,000,000) with a dividend rate of $0.144 per share per annum and a liquidation preference of $2.00 per share. In addition, the Cabello received 1,250,000 shares of common stock. Both the preferred stock and common stock issued were unregistered. Additionally, the Company filed with the Secretary of State of Nevada for the approval of the Certificate of Designations, Preferences, and Rights of Callable Non-cumulative Preferred Stock. The Certificate designated 5,000,000 as Callable Non-cumulative Preferred Stock at a par value of $.001 per share. Cabello is controlled by Mr. Johnathan Terry, who is the Company’s principal shareholder who is also actively involved in its operations.

On January 12, 2017, the Company changed its name from EZJR, Inc. to Her Imports.

eCommerce Platform

In January 2018, the Company converted to a new cloud-based eCommerce platform from its server-based eCommerce platform. The primary reason for the change was to allow the Company to optimize its mobile marketing efforts. In the past, marketing efforts have focused on traditional media, email, and search. However, due to the proliferation of smart phones and social media it is much more effective, while less expensive, to reach our customers using mobile marketing using SMS messaging and social platforms such as Facebook and Snapchat. Furthermore, advances in eCommerce shopping carts to cloud-based platforms allow for significant customization that was not previously available. The Company can interface with the shopping cart using various self-developed “mini-CRMs” depending on the marketing promotion and platform.

As a result of the change, the Company incurred a one-time charge of $383,542 from the write-off of the previous CRM and the prepaid maintenance agreement associated with it.

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement (“MIP”) with Leader Act HK Ltd (“Leader”), a shareholder. On July 31, 2017, this agreement was assigned by Leader to Cabello. Prior to signing the agreement Leader advanced the Company $50,000 which the agreement allowed to be converted to 83,333 shares of common at $.60 per share. That left up to 9,500,000 shares of common stock that Cabello could purchase at $0.05 per share from its portion of the funds generated by the offers it creates. Contrary to customary practice, the MIP did not provide for any adjustment in the event of a future reverse split, so the Company’s recent reverse split did not affect the number of shares purchasable or the exercise price. This highlighted an unfair agreement which adversely affected the Company. This problem was exacerbated since Cabello is a related party. From April 19 to April 20, 2018, Cabello ran a program to sell a variety of the Company’s hair products. This program generated approximately $150,000 in revenue, however, a final accounting of the results of the program were never completed. Instead, on June 20, 2018 the Company issued to Cabello 4,500,000 of restricted common stock in exchange for cancelation of the MIP Agreement and forgiveness of any monies owed to Cabello for program in April. This cancellation resulted in a non-cash expense of $3,397,500 based on the estimated value of the stock issued in exchange for the cancellation of the agreement.

Agreement with Cabello Real FZE

On April 20, 2017, the Company entered into a Marketing and Selling Agreement with Cabello Real FZE, owner of a hair care product line called OSIworks, whereby the Company exclusively purchases, markets and sells OSIworks’ products in the United States. Under the agreement the Company pays Cabello a royalty of 2% of net sales. Cabello Real FZE is also controlled by Jonathan Terry, the Company’s principal shareholder. During the three- and nine-months ending September 30, 2018 the Company recognized royalty expense of $2,282 and $11,731, respectively, related to the agreement.

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

The Company did not have any assets measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017.

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other accrued liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Deposits

	September 30,	December 31,
	2018	2017
Deposits on Products	$168,059	$175,819
Security Deposits	26,709	20,573
Total	$194,768	$196,392

Intangibles

Intangible assets are comprised primarily of trademarks that represent the Company’s exclusive ownership of the HER trademarks in the US and are inclusive all related social media sites and domain names in the US., all used in connection with (consisting of the name, Her Imports and the Her Imports Logo) the manufacture, sale and distribution of human hair extensions and related beauty products. In accordance with Financial Accounting Standards Board Accounting Standard Codification 350 (FASB ASC 350), intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists through the use of discounted cash flow models. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. For the three and nine months ended September 30, 2018 and 2017 there were no impairments recorded.

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

The Company, through the Her Imports retail locations, its eCommerce Website, www.herimports.com and Amazon.com sells a variety of hair extensions and related products.

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

Revenue from sales on Amazon.com are recorded net of certain expenses paid to Amazon.com including selling fees, transaction fees, service fees, administrative fees and inventory and inbound service fees. All advertising fees paid to Amazon.com is recognized as a period expense and is booked to selling expense.

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

Stock-based compensation

The Company records stock-based compensation issued to external entities for goods and services at either the fair market value of the shares issued, or the value of the services received, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30. For the three months and nine months ended September 30, 2018, the Company recognized stock-based compensation expense of $15,110 and $70,932, respectively. There was no stock-based compensation for the three months and nine months ended September 30, 2017.

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

3. Property, Equipment and Software

Property and equipment consisted of the following:

	September 30,	December 31,
	2018	2017
Software	$110,000	$463,310
Computers and equipment	107,339	99,592
Furniture	42,064	30,391
Leasehold improvements	26,384	19,493
subtotal	285,787	612,786
Accumulated depreciation and amortization	(148,185)	(345,322)
Property, equipment and software, net	$137,602	$267,464

Depreciation and amortization expense on property, plant, equipment, and software for the three and nine months ended September 30, 2018 was $18,871 and $58,462, respectively. Depreciation and amortization expense on property, plant, equipment, and software for the three and nine months ended September 30, 2017

4. Sales tax payable

The Company is delinquent in filing some sales tax returns for one state (including the remittance of taxes), for which the Company has transacted business. The Company has recorded tax obligations plus potential interest and penalties estimated to be approximately $18,792, computed through September 30, 2018, which are included in accounts payable and accrued liabilities on the balance sheet. The Company is in the process of becoming fully compliant.

5. Related Party Transactions

Related Party Accounts Receivable and Payable

At September 30, 2018 and December 31, 2017, the Company had a receivable from Cabello, its principal stockholder, of $188,170 and $108,026, respectively, that resulted from payments made by the Company on behalf of Cabello. The Company has the right to offset this receivable against any future dividend payments owed Cabello related to the preferred stock described in Note 1. As described in Note 11, subsequent to September 30, 2018, two dividends of $60,000 each were declared and offset against amounts owed by Cabello. For further information on related party transactions, see Note 1. As described below, the Company incurred $11,731 in royalty expense in 2018 which has also been offset against the Cabello receivable.

Royalty Expense

Royalty expense is a result of royalties incurred on products sold under the brand name OSIworks, a company under common control with the Company’s principal shareholder. During the three ended September 30, 2018 and 2017 royalty expense was $2,282 and $5,286, respectively. During the nine months ended September 30, 2018 and 2017 royalty expense was $11,731 and $11,180, respectively.

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

6. Commitments and Contingencies

Leases

At September 30, 2018, the Company leased or rented 20 different facilities including its corporate headquarters, a warehouse and 18 active retail locations. Future lease obligation for these facilities are as follows:

Year	Amount
2018 (remaining three months)	$86,256
2019	257,990
2020	159,292
2021	148,804
2022	120,045
Thereafter	24,808
Total	$797,195

Rent expense for the three months ended September 30, 2018 and 2017 was $125,885 and $150,167, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $378,807 and $475,674, respectively.

Concentrations

As of September 30, 2018, the Company has only twelve qualified vendors that supply its wigs and hair extension products. The Company sources its hair care products from one vendor. There are numerous suppliers of styling tools as this is a commodity product.

During the three months ended September 30, 2018, the Company purchased hair products from four different vendors, however, two vendors accounted for approximately 94.5% of all hair products purchased. During the nine months ended September 30, 2018, the Company purchased hair products from six different vendors, however, two vendors accounted for approximately 92.4% of all hair products purchased. During the three months ended September 30, 2017, the Company purchased hair products from four different vendors, however, two vendors accounted for approximately 96.6% of all hair products purchased. During the nine months ended September 30, 2017, the Company purchased hair products from six different vendors, however, two vendors accounted for approximately 92.1% of all hair products purchased.

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

On January 12, 2017, the Company entered into a Business Purchase Agreement with EnzymeBioSystems, Inc. (“EnzymeBio”), a Nevada corporation, whereby the Company entered into an agreement to purchase 100% ownership of EnzymeBio’s wholly owned subsidiary, Share Acquisition Corp. (“SAC”), a Nevada corporation in exchange for approximately 9,167 shares of the Company’s common stock and $25,000 cash. On February 28, 2017, EnzymeBio agreed to spin-off SAC as a dividend. Pursuant to the Business Purchase Agreement and Nevada Revised Stature 92A.180 (Merger of a subsidiary into parent or parent into subsidiary), SAC was to be acquired and merged into the Company. Restricted common shares of the Company were to be exchanged on a pro-rata one-for-one ownership basis. After the exchange took place, SAC would be collapsed into the Company and subsequently dissolved with the Nevada Secretary of State. The Company agreed to acquire SAC for the sole purpose to increase its shareholder base. The Company paid the $25,000, however, the share exchange did not take place and the agreement was not consummated. The Company was subsequently informed by its legal counsel that this transaction cannot be concluded under applicable securities laws. The Company informed EnzymeBio of this and requested that the $25,000 payment be returned. As a result, the $25,000 payment was recorded under Other Asset on the balance sheet. EnzymeBio refused to return the $25,000 and, as a result, on March 13, 2018 the Company filed a legal complaint against those parties which included a demand for the $25,000 as well as legal fees and specific damages the Company incurred as a result of their actions. In June 2018, the defendants responded to the complaint denying the allegation and also filed a counterclaim against the Company and its Chief Executive Officer. Subsequently, the defendants stipulated and all charges against the Company and its Chief Executive Officer were dismissed. On and effective October 30, 2018 all parties involved in the lawsuit agreed to a settlement and mutual release. Under the settlement agreement, the Company agreed to dismiss that lawsuit. In return, certain shareholders of the Company agreed to return to the Company 72,324 shares of the Company’s common stock upon the filing by the Company of a Form 15 with the U.S. Securities and Exchange Commission. The returned common stock will be immediately retired. Additionally, the shareholders agreed to place 120,000 shares of common in an attorney trust account and that such shares will be surrendered for retirement to the Company on January 1, 2020 should the Company refrain from trading its stock other and a “pink sheet system or OTC market.”

7. Promissory Notes

UPS Capital

On November 8, 2017 the Company entered into an agreement with UPS Capital Corporation (UPS) for a $500,000 credit facility. Under the terms of the agreement UPS will loan 100% of the invoice amount on incoming offshore shipments carried by UPS. Upon funding the loan, the Company pays a transaction fee of 1.85% or 2.75% for air shipment or ocean shipment, respectively. Repayment of amounts funded are due in 60 days for air shipments and 90 days for ocean shipment. Amounts funded are secured by inventory on hand and are personally guaranteed by the Company’s Chief Executive Officer and the Company’s principal controlling shareholder. As of September 30, 2018, and December 31, 2017 the Company owed $409,511 and $177,390, respectively under the facility.

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

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello to acquire the exclusive U.S. rights to the Her Imports trademark. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of unregistered non-voting, non-cumulative, callable preferred stock (subsequently revised to 5,000,000 shares) and 1,250,000 unregistered common stock with a combined value of $8,200,000. All shares of callable preferred stock rank superior to all the Company’s preferred stock and common stock currently outstanding and hereafter issued, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (with the exception of a merger), including the payment of dividends. The callable preferred stock is subject to a monthly dividend payment equal to a rate of $0.144 per share of preferred stock per annum. The declaration and payment of the dividend on a monthly basis is subject to the approval of the Company’s Board of Directors. Such dividend is non-cumulative should the Company not pay the dividend. The Company has a right of first refusal to purchase the callable preferred stock, should the shareholder decide to sell all or part of their callable preferred stock. The callable preferred stock has no voting rights. Through September 30, 2018, the Board of Directors has declared and approved, preferred stock dividends of $1,320,000 ($60,000 each month) to Cabello related to the 5,000,000 shares of callable, non-voting, non-cumulative preferred stock. Because the dividends on the preferred stock are non-cumulative and at the discretion of the Company, these preferred shares are considered to be equity.

At September 30, 2018 and December 31, 2017, the Company had 10,000,000 shares of preferred stock authorized and 5,000,000 issued and outstanding and 70,000,000 shares of common stock authorized. At September 30, 2018 and December 31, 2017 there were 8,656,459 and 4,150,039 shares of common stock outstanding, respectively.

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

9. Stock-based Compensation

On September 5, 2017 the Company adopted the 2017 Her Imports Stock Incentive Plan. For the three and nine months ended September 30, 2018, the Company recognized $15,110 and $70,932, respectively in stock-based compensation related to stock options and common stock issued under the plan. Stock-based compensation expense is included in the following captions on the condensed consolidated statements of operations.

	Three Month Ended	Nine Month Ended
	September 30, 2018	September 30, 2018
Selling expense	$9,451	$38,041
General and administrative expense	5,659	32,891
Total	$15,110	$70,932

Changes in the Company’s outstanding stock options under the plan during the nine months ended September 30, 2018 were as follows:

		Weighted
	Number of	Average
	Options	Price
Outstanding at December 31, 2017	58,332	$9.42
Granted	3,332	1.65
Exercised	-	-
Forfeited or expired	(8,333)	10.68
Outstanding at September 30, 2018	53,331	$8.73
Exercisable at September 30, 2018	25,832	$8.99

The weighted average remaining contractual term and aggregate intrinsic value of outstanding options as of September 30, 2018 was 3.86 years and $99,538, respectively.

The Company’s stock options are measured at fair value using the Black-Scholes Option Pricing Model methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s stock options that are categorized within Level 3 of the fair value hierarchy for nine months September 30, 2018 is as follows:

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. An approximate estimated blended tax rate of 16.3% was used to calculate the benefit for taxes based on operations for the nine months ended September 30, 2018 and 23.1% to calculate the provision for taxes based on income for the nine months ended September 30, 2017. For financial reporting purposes the benefit for income taxes is based on a pre-tax loss of $709,213 for the nine months ended September 30, 2018 and pre-tax income of $724,247 for the nine months ended September 30, 2017. In 2018, and for fourteen years thereafter, there will be a permanent book versus tax difference of $546,667 each year related to the amortization of the trademark, which is deductible for tax purposes but is not amortized and expensed for financial reporting purposes. The provision (benefit) for income taxes for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
U.S. Federal	$42,115	$78,811	$142,870	$(146,947)
U.S. State	(3,799)	(2,051)	(10,667)	(21,949)
Total	38,316	76,760	132,203	(168,896)
Deferred	-	-	-	-
Total benefit (provision) for income taxes	$38,316	$76,760	$132,203	$(168,896)

As of September 30, 2018, we had a tax loss carryforward of approximately $1,436,657 which can be used to offset future Federal income taxes.

11. Subsequent Events

On October 3, 2018, the Board of Directors approved the monthly $60,000 dividend related to 5,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd. This dividend was offset against amounts owed to the Company by Cabello.

On and effective October 30, 2018 all parties involved in the EnzymeBio lawsuit agreed to a settlement and mutual release. Under the settlement, the Company agreed to dismiss that lawsuit. In return, certain shareholders of the Company agreed to return to the Company 72,324 shares of the Company’s common stock upon the filing by the Company of a Form 15 with the U.S. Securities and Exchange Commission. The returned common stock will be retired. Additionally, the shareholders agreed to place 120,000 shares of common stock in an attorney trust account and that such shares will be surrendered for retirement to the Company on January 1, 2020 should the Company refrain from trading its stock other and a “pink sheet system or OTC market.”

 On November 7, 2018, the the sole member of the Board of Directors approved the monthly $60,000 dividend related to 5,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd. This dividend was offset against amounts owed to the Company by Cabello.

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

Forward-Looking Statements

This report contains forward-looking statements including our statements on expected future fluctuation in inventory, liquidity, anticipated capital asset requirements and anticipated growth and plans for funding our operations. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

The following discussion and analysis compare our results of operations for the three and nine months ended September 30, 2018 and September 30, 2017. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and our Form 10-K for our fiscal year ending December 31, 2017 filed with the SEC on March 27, 2018.

Business Organization and Overview

We are a retailer of Human Hair Extension and related haircare and beauty products headquartered in Las Vegas, Nevada. We sell our products at consultation studios throughout the U.S. on our Website at www.herimports.com and at Amazon.com. Additionally, by way of our proprietary eCommerce platform and strategic leveraging of social media buys, we convert prospects into customers while developing long-term personal relationships and loyal customers. Our consultation studios are primarily leased on a short-term basis (one year or less). This allows the Company to open and close locations with a minimal amount of time and expense. At these consultation studios, the customer is provided with a personal, one-on-one consultation. Additionally, the Company has one “super-store” in Greenbelt Maryland where we have several consultants as well as a waiting room.

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

Results of Operations

Discussion of three months ended September 30, 2018 and 2017

Product Sales

Product sales for the three months ended September 30, 2018 were $2,794,480 representing a 23.8% decrease from revenues of $3,668,040 for the three months ended September 30, 2017. These sales were derived primarily from the sale of human hair extensions and related hair care products under the brands “Her Imports” or “OSIworks.” These sales were made either online or at Her Imports’ consultation studios. Consultation studio sales decreased by 21.4% to $1,611,667 for the three months ended September 30, 2018 when compared to $2,049,358 for the three months ended September 30, 2017. The reason for the decrease is that we closed 13 under-performing studios during second half of 2017 and another four in the first three quarters of 2018. We also experienced greater competition from various online retailers. Same store sales decrease by $240,000 or 12.8% from $1,872, 892. Adding to this decrease in studio sales was a decrease in online sales. Online sales decreased by 27.0% to $1,181,612 for the three months ended September 30, 2018 from $1,618,682 for the three months ended September 30, 2017. Online sales as a percentage of overall sales decreased to 42.3% for the three months ended September 30, 2018 compared to 44.1% for the three months ended September 30, 2017. This decrease in online sales as a percentage of overall sales is consistent with the overall decrease. Finally, during the three months ended September 30, 2018, the were $1,200 of wholesale sales. There were no wholesale sales during the three months ended September 30, 2017.

Cost of Products Sold, Gross Profit and Gross Margins

Cost of products sold for the three months ended September 30, 2018 were $1,613,967 representing a 19.2% decrease from cost of products sold of $1,996,633 for the three months ended September 30, 2017. Accompanying this decrease was a nominal decrease in gross margins to 42.2% for the three months ended September 30, 2018 down from a gross margin of 45.6% for the three months ended September 30, 2017. As a result, gross profit decreased to $1,180,513 or 29.4% from gross profit of $1,671,407 for the three months ended September 30, 2017.

Operating Expenses

Operating expenses consist of royalty expense, selling expense and general and administrative expense and decreased by 11.3% when comparing the three months ended September 30, 2018 to the same period for 2017. Total operating expenses for the three months ended September 30, 2018 were $1,444,017, compared to $1,628,538 for the three months ended September 30, 2017. Royalty expense for the three months ended September 30, 2018 was $2,282 compared to $5,286 for the three months ended September 30, 2017. Selling expense for the three months ended September 30, 2018 decreased by $143,587 or 11.4% for the three months ended September 30, 2018 when compared to the same 2017 period. The decrease in selling expense was primarily attributable to a decrease in consultation studio operating expenses including payroll, rent, travel expenses and other operating expenses due to the closing of these retail locations. There were 21 consultation studios open at some time during the three months ended September 30, 2018 compared to 33 consultation studios open in the same period for 2017. Also, contributing to the decrease were decreases in Website development expense and promotion expense. General and administrative expenses decreased by $37,930 or 10.4% for the three months ended September 30, 2018 when compared to the same period last year. This decrease was primarily due to decreased payroll costs, depreciation and amortization and investor relations. This decrease was partially offset by increased legal expenses.

Income (loss) from operations

The above resulted in loss from operations of $263,504 for the three months ended September 30, 2018 compared to income from operations of $42,869 for the three months ended September 30, 2017.

Other income and expense

For the three months ended September 30, 2018, other expense of $11,322 which consisted interest expense from notes payable. This compares to other expense for the three months ended September 30, 2017 of $2,512 consisting of interest expense of $351 interest income of $1 and a loss on abandonment of fixed assets of $2,162.

Provision for income taxes

For the three months ended September 30, 2018, we recognized a tax benefit of $38,316 compared to a tax benefit $76,760 for the three months ended September 30, 2017. These provisions/benefits are based on estimated income for the entire year. An approximate estimated blended tax rate of 22.1% was used to calculate the provision for taxes based on income for the 2018 and 35.9% for 2017. The reason for the decrease in the effective tax rate in 2018 was a change in the Federal corporate tax rate from 35% to 21% as a result of the “Tax and Jobs Act” passed by Congress in December 2017.

Net income (loss) attributable to company

As a result of the above, net loss attributable to company for the three months ended September 30, 2018 was $236,510 compared to net income attributable to company of $117,116 for the three months ended September 30, 2017.

Discussion of nine months ended September 30, 2018 and 2017

Product Sales

Product sales for the nine months ended September 30, 2018 were $9,212,572 representing a 27.2% decrease from revenues of $12,652,837 for the nine months ended September 30, 2017. These sales were derived primarily from the sale of human hair extensions and related hair care products under the brands “Her Imports” or “OSIworks.” These sales are made either online or at Her Imports’ consultation studios. Consultation studio sales decreased by 36.3% to $5,401,229 for the nine months ended September 30, 2018 when compared to $8,472,852 for the nine months ended September 30, 2017. The reason for the decrease was primarily due to the closure of consultation studios as the Company began focusing on online sales. There were 36 consultation studios open at some time during the nine months ended September 30, 2017 compared to 23 consultation studios open at some time during the same period for 2018. A decrease in online sales also contributed to the overall decrease in sales. Online sales decreased by 8.9% to $3,800,143 for the nine months ended September 30, 2018 from $4,172,063 for the nine months ended September 30, 2017. Wholesale sales increase by $3,278 when comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017.

Cost of Products Sold

Cost of products sold for the nine months ended September 30, 2018 were $5,090,006, representing a 26.1% decrease from cost of products sold of $6,889,965 for the nine months ended September 30, 2017. This decrease was the result of lower sales. Gross margin decreased slightly to 44.7% for the nine months ended September 30, 2018 down from a gross margin of 45.5% for the nine months ended September 30, 2017. As a result, gross profit decreased to $4,122,566 or 28.5% from gross profit of $5,762,872 for the nine months ended September 30, 2017.

Operating Expenses

Operating expenses consist of royalty expense, selling expense and general and administrative expense. Total operating expenses for the nine months ended September 30, 2018 was $4,423,009, representing a 12.1% or $608,222 decrease from $5,031,231 for the nine months ended September 30, 2017. This decrease was primarily a result of decrease in selling expense partially offset by an increase in both general and administrative expense and royalties. Selling expense for the nine months ended September 30, 2017 decreased $648,316 or 16.0% for the nine months ended September 30, 2018 when compared to the same 2017 period. The decrease in selling expense was primarily attributable to a decrease in consultation studio operating expenses including payroll, rent, travel expenses and other operating expenses due to the closing of retail locations. There were 23 consultation studios open at some time during the nine months ended September 30, 2018 compared to 36 consultation studios open in the same period for 2017. Also, contributing to the decrease were decreases in Website development expense and promotion expense. General and administrative expenses increased by $39,544 or 4.1% for the nine months ended September 30, 2018 when compared to the same period last year. This increase was primarily due to non-cash compensation, Board of Directors expenses, administrative payroll and professional fees. These increase we partially offset by a decrease in investor relations, bank service fees and depreciation and amortization. Royalty expense was $11,731 for the nine months ended September 30, 2018 compared to $11,180 for the nine months ended September 30, 2017.

Income from operations

The above resulted in loss from operations of $300,443 for the nine months ended September 30, 2018 compared to income from operations of $731,641 for the nine months ended September 30, 2017.

Other income and expense

For the nine months ended September 30, 2018, other expense of $3,806,270 consisted of a non-cash charge of $3,397,500 related to the termination of the Media Investor Purchase Agreement, dated as of September 29, 2014, a $384,454 loss on abandonment of fixed assets and $24,317 of interest expense related to notes payable. This compares other expense $7,394 for the nine months ended September 30, 2017 of which consisted of $5,302 of interest expense, $70 of interest income and loss on abandonment of fixed assets of $2,162.

Provision for income taxes

For the nine months ended September 30, 2018, a tax benefit of $132,203 was recognized compared to a tax provision of $168,896 for the nine months ended September 30, 2017. These provisions/benefits are based on estimated income for the entire year. An approximate estimated blended tax rate of 22.1% was used to calculate the provision for taxes based on income for the 2018 and 35.9% for 2017. The reason for the decrease in the effective tax rate in 2018 was a reduction in the Federal corporate tax rate from 35% to 21% as a result of the “Tax and Jobs Act” pass by Congress in December 2017.

Net income (loss) attributable to company

As a result of the above, net loss attributable to the Company for the nine months ended September 30, 2018 was $3,974,510 compared to net income attributable to the Company of $555,351 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

We had a working capital surplus of $1,295,218 and $2,002,059 at September 30, 2018 and December 31, 2017, respectively, representing a $706,841 decrease in our working capital. As of November 14, 2018, we had $69,704 in cash.

Our primary use of cash is the purchase of inventory and the payment of dividends on outstanding callable non-cumulative preferred stock. We anticipate that inventory will continue to fluctuate depending on the level of sales and, as we add additional SKU’s to our product line and when close or we open new retail operations, subject to the occurrence of any material risks, trends and uncertainties stated above. We currently plan to fund our growth through earnings, however, we are currently negotiating with various financial institutions to obtain a credit facility related to the purchase of inventory. Additionally, we may seek to raise additional capital through the sale of equity. We believe we have sufficient working capital to pay our expenses for the next twelve months and anticipate paying monthly dividends of $60,000 on the preferred stock until such time that we call the preferred stock.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2018 totaled $303,115 primarily from a reduction of inventory of $684,616, offset by a net change in accounts payable and accrued liabilities of ($142,866) and income tax liability of ($134,432). Non-cash items were contract termination expense of $3,397,500, depreciation of $58,462, stock-based compensation of $70,932 and $384,455 of loss on abandonment of fixed assets.

Net cash provided by operating activities for the nine months ended September 30, 2017 totaled $556,431 and resulted primarily from net income attributable to company of $555,351, offset by a net change in operating assets and liabilities of ($93,521). The most significant change in operating assets and liabilities were increases of $182,203 in inventories, $75,366 in deposits, $91,113 in receivables, $106,203 in accounts payable and accrued liabilities and $165,213 in income tax liability. Non-cash items were $92,439 of depreciation and amortization and $2,162 of loss on abandonment of fixed assets.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 totaled $28,680 related to purchases of fixed assets.

Net cash used in investing activities during the nine months ended September 30, 2017 totaled $144,229, including $110,000 for the development of a new eCommerce Website, $34,229 for the purchase of retail location equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2018 totaled $307,879 resulting from borrowings of $1,658,063 offset by $1,425,942 of repayments of these borrowings. Additionally, the Company paid preferred dividends of $540,000 during the period.

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

Recent Pronouncements

Our management has evaluated all the recently issued accounting pronouncements through the filing date of this quarterly report on Form 10-Q and does not believe that any of these pronouncements will have a material impact on our financial position and results of operations. See Note 1 to the Unaudited Condensed Consolidated Financial Statements.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, who is also a member of our Board of Directors, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on such evaluation, the Chief Executive Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective at the reasonable assurance level due to the “material weaknesses” described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standards) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management has identified the following material weakness which has caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level.

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2018. Management evaluated the impact of our failure to have adequate written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation	SB-2	6/14/07	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - name change	8-K	1/12/17	10.18
3.1(b)	Certificate of Amendment to Articles of Incorporation - preferred stock	8-K	2/14/18	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - reverse stock split	10-Q	5/15/18	3.1(c)
3.1(d)	Certificate of Correction to the Certificate of Amendment to Articles of Incorporation - reverse stock split	8-K	4/4/2018	3.1
3.1(e)	Certificate of Amendment Articles of Incorporation	8-K	8/27/18	3.1
3.2	Amended and Restated Bylaws	10-Q	8/14/18	3.2
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

Date: November 19, 2018	By:	/s/ Barry Hall
	Name:	Barry Hall
	Title:	Executive Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

