Form 10-K
period 2018-12-31
Her Imports
filed 2019-04-15
CIK 1402453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period Ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-53810

HER IMPORTS

(Exact name of registrant as specified in its charter)

Nevada	30-0802599
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8861 W. Sahara Ave., Suite 210, Las Vegas, NV	89117
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates amounted to $841,205 on April 15, 2019

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 15, 2019, the registrant’s outstanding common stock consisted of 8,584,135 shares, $0.001 par value. Authorized – 70,000,000 common shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX

Table of Contents

Her Imports

Index to Form 10-K

For the Year Ended December 31, 2018

PART I

In this Form 10-K, the “Company”, “we”, “us”, and “us” refer to Her Imports.

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

Cabello Real Ltd. or Cabello Real FZE are collectively referred to herein as “Cabello”

Her Imports, LLC is referred to herein as the “LLC”

Leader Act Ltd HK is referred to herein as “Leader”

Her Holding, Inc. is referred to herein as “Her Holding”

ITEM 1. BUSINESS

History and Organization

Overview

We were incorporated in Nevada on August 14, 2006 under the name IVPSA Corporation (“IVPSA”). On July 25, 2008, IVPSA Corporation entered into an Acquisition Agreement and Plan of Merger with EZJR, Inc. (“Old EZJR”). Immediately upon the effectiveness of the merger, Old EZJR ceased to exist and IVPSA changed its name to EZJR, Inc. (“EZJR). On January 12, 2017, we changed our name from EZJR, Inc. to Her Imports (“Her”).

We are a retailer of Human Hair Extensions and related haircare and beauty products headquartered in Las Vegas, Nevada. We sell our products at consultation studios and on our Website, www.herimports.com. As of December 31, 2018, we operated 16 retail locations, all of which were in the U.S.

We have one wholly-owned subsidiary, Her Marketing Concepts, Inc. (“Her Marketing”), a Nevada Corporation. All our employees are employed by Her Marketing, using a Professional Employer Organization otherwise known as a PEO.

Corporate History

On November 28, 2016, we entered into an Asset Share Purchase & Business Agreement with Cabello Real Ltd. (“Cabello”), a private United Arab Emeritus company, to acquire the exclusive U.S. rights to the Her Imports trademark. In exchange for these rights, and other digital assets, we issued to Cabello 10,000,000 shares of our unregistered non-voting, non-cumulative, callable preferred stock and 1,250,000 shares of our unregistered common stock. In addition to conveyance of the Her Imports trademark rights, we purchased certain other assets owned by Cabello, including customer lists and various digital content.

On January 31, 2017, the Company effected a 1-for-2 reverse stock split effective January 31, 2017. The par value was not adjusted as a result of the reverse stock split. On April 9, 2018, the Company effected a 1-for-6 reverse stock split effective April 9, 2018. All references to numbers of shares of our common stock and per-share information in the accompanying consolidated financial statements and in these notes to the consolidated financial statements have been adjusted retroactively to reflect these splits.

Business

We are a retailer of Human Hair Extensions and related haircare and beauty products headquartered in Las Vegas, Nevada. We sell our products at consultation studios and on our eCommerce Website, www.herimports.com. As of December 31, 2018, we operated 16 retail locations, all of which are in the U.S (one of which was closed on that date and another that closed subsequently). These locations are primarily in “executive offices suites” such as Regus PLC, where furniture, administrative staff and security are provided. We then stock the location with products and point-of-sale equipment. These locations are leased on a short-term basis (primarily one year or less). This allows us to open and close our consultation studios with a minimal amount of time and expense. At the consultation studio, the customer is provided with a personal, one-on-one consultation with a Her beauty expert. Additionally, we have one larger location in Greenbelt Maryland where there are several consultants as well as a waiting room. We stock each of our leased locations with products and point-of-sale equipment. Six leases, including our corporate office, had leases longer than one year at the time they were entered.

Our goal is to expand our retail locations into additional markets to the extent funding and operation logistics make such expansion feasible. Additionally, we plan to expand the product offerings in our studios and on our website. However, since the beginning of 2018 we have eliminated [9] retain location to conserve capital.

eCommerce Platform

On May 28, 2014, we entered an Asset Purchase Agreement with Leader Act Ltd HK, (“Leader”) a private Hong Kong corporation to purchase an ecommerce Platform (“Platform”) software program developed and owned by Leader. The Platform entails all aspects of interaction that a company has with its customer, whether it is sales or service-related, provides a greater understanding of the customer and helps manage customer data and all interaction with the customer. Under the terms of the Asset Purchase Agreement, Leader agreed to service and maintain the software for a period of two years. For the Platform and service and maintenance, we issued Leader 5,000,000 restricted shares of common stock valued at $0.10 per share. This agreement expired in May 2016. On October 13, 2016, we entered into a five-year maintenance agreement on the Platform with Leader in exchange for 500,000 shares of our common stock valued at $375,000.

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

Media Investor Purchaser Agreement

On June 29, 2014, the Company entered into a Media Investor Purchaser Agreement (“MIP”) with Leader, a shareholder. On July 31, 2017, the MIP was assigned by Leader to Cabello, a principal shareholder. Prior to signing the MIP Leader advanced the Company $50,000 which the MIP allowed to be converted to 83,333 shares of common stock at $.60 per share. That left up to 9,500,000 shares of common stock that Cabello could purchase at $0.05 per share from its portion of the funds generated by the offers it creates. Contrary to customary practice, the MIP did not provide for any adjustment in the event of a future reverse split, so the Company’s 2017 reverse split did not affect the number of shares purchasable or the exercise price. This highlighted an unfair agreement which adversely affected the Company. This problem was exacerbated since Cabello is a related party. From April 19 to April 20, 2018, Cabello ran a program to sell a variety of the Company’s hair products. This program generated approximately $150,000 in revenue, however, a final accounting of the results of the program was never completed. Instead, on June 20, 2018 the Company issued to Cabello 4,500,000 shares of restricted common stock in exchange for cancelation of the MIP and forgiveness of any monies owed to Cabello for program in April. This cancellation resulted in a non-cash expense of $3,397,500 based on the estimated value of the stock issued in exchange for the cancellation of the MIP.

Agreement with Cabello Real FZE

On April 20, 2017, the Company entered into a Marketing and Selling Agreement with Cabello Real FZE, owner of a hair care product line called OSIworks, whereby the Company exclusively purchases, markets and sells OSIworks’ products in the United States. Under the agreement the Company pays Cabello a royalty of 2% of net sales. Cabello Real FZE is also controlled by Jonathan Terry, the Company’s principal shareholder. During the years ending December 31, 2018 and December 31, 2017 the Company recognized royalty expense of $13,329 and $14,675, respectively, related to the agreement.

Growth Strategy

Our growth strategy consists of the following key elements:

●	Expand our geographic reach. Having consolidated our operations during 2018 we plan to add new retail locations the United States and abroad as market demand dictates.
●	Broaden our addressable market. Currently our market consists primary of African American women. We believe that we can expand our business by addressing the needs of other ethnic groups in the U.S.
●	Expand our product offering. We plan to add new styles of hair extensions and wigs as the market demands. Additionally, we plan to offer a broader range of haircare, beauty products and products specially addressing the hair extension and wig markets.

Products

Currently, the products we sell fall into three general categories as follows:

●	Human hair extensions and related human hair products. Our hair extensions come in a variety of styles for a variety of uses. We currently focus on products that are woven into existing hair on the human scalp. However, recently, we have begun sourcing and selling products often referred to as “clip-ins” that can temporarily be installed and then removed for later reuse. Finally, we are now exploring selling full, high quality wigs.
●	Hair care products. We currently sell eight different hair care products, all under the brand OSIworks. The products include various shampoos and conditioners, specifically designed and formulated for use with human hair extensions. Additionally, we also sell an adhesive to be used in extension installation called Cling. Cling is not water soluble and, as a result, allow the wearer of hair extension to participate in activities such as swimming, water sports and jogging without fear that the installation of the extensions may be affected.
●	Beauty products and related accessories. We sell a variety of beauty related accessories including silk bonnets, styling tools, and makeup. Styling tools include flatirons and curling irons and are sold under the brand Her Imports. Makeup is sold under the brand Skin & Yang.

Customers

Our customers tend to be African-American women who wish to have longer hair. We sell other product offerings to other ethnic groups to expand our customer base.

Customer Acquisition

We obtain customers through two primary channels, online marketing and traditional media. In the future it is our intension to focus on online marketing including mobile marketing and social media.

Online Marketing.

To acquire customers, we are currently using a variety of low-cost marketing tactics including:

●	Social Media including Instagram, Twitter, Facebook and YouTube.
●	Using email and text messaging to our existing customer base and potential customers who have registered on our website.

Traditional Media

In addition to the above, during 2016, we acquired a significant number of social media “followers” by using radio advertising. While this method of obtaining customers was significantly more expensive than our current approach, we did build our database of potential customers that we are now leveraging through social media. However, it appears that local radio appears to be the most cost effective in smaller markets. During 2018 we again attempted to use traditional media including radio and billboard to promote our products. However, the results of these campaigns did not yield sufficient results to continue these campaigns. In the future, we plan to further explore additional other traditional forms of attracting new customers, including, but not limited to, celebrity endorsements, public relations and events.

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

Our competitive disadvantages are:

●	Many of our competitors sell inferior products at lower prices.
●	Customers have a difficult time differentiating between vendors of human hair extensions.
●	We do not currently address all geographical areas in the U.S. with our consultation studios.

We intend to compete against our competitors through the following methods:

●	Offering superior products to our customers.
●	Educating our customers regarding quality issues for human hair extensions.
●	Providing accessory products to our customers.
●	Expanding our geographical reach by opening new retail locations.
●	Providing a superior online shopping experience to our customers

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

Source and Availability of Raw Materials

Inapplicable

Number of Employees

As of April 15, 2019, we had 27 full-time employees and 20 part-time employees.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies. However, our principal risk factors are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

We do not own any real property. We lease or rent the following facilities:

Location	Square Ft.	Use
Las Vegas, NV	1,346	Corporate Headquarters
Las Vegas, NV	1,266	Retail Location & Storage
Lanham, MD	3,784	Warehouse
Greenbelt, MD	5,000	Retail Location
Baltimore, MD	285	Retail Location
Atlanta, GA	121	Retail Location
Arlington, VA	195	Retail Location
Brooklyn, NY	400	Retail Location
Chicago, Il	105	Retail Location
Houston, TX	144	Retail Location
Dallas, TX	160	Retail Location
Los Angeles, CA	170	Retail Location
Oakland, CA	121	Retail Location
Long Beach, CA	133	Retail Location
Charlotte, NC	106	Retail Location
Raleigh, NC	85	Retail Location
Virginia Beach, VA	86	Retail Location
Memphis, TN	95	Retail Location

Our leases are typically for a period of three to twelve months. At December 31, 2018, the Company leased or rented 18 different facilities including its corporate headquarters, active retail locations, storage facility and offices for customer service. One of these leases terminated on December 31, 2018. Future lease obligation for these facilities are as follows:

Year	Amount
2019	$282,240
2020	159,292
2021	148,804
2022	120,045
2023	24,808
Total	$735,189

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

On January 12, 2017, the Company entered into a Business Purchase Agreement with EnzymeBioSystems, Inc. (“EnzymeBio”), a Nevada corporation, whereby the Company entered into an agreement to purchase 100% ownership of EnzymeBio’s wholly owned subsidiary, Share Acquisition Corp. (“SAC”), a Nevada corporation in exchange for approximately 9,167 shares of the Company’s common stock and $25,000 cash. On February 28, 2017, EnzymeBio agreed to spin-off SAC as a dividend. Pursuant to the Business Purchase Agreement and Nevada Revised Stature 92A.180 (Merger of a subsidiary into parent or parent into subsidiary), SAC was to be acquired and merged into the Company. Restricted common shares of the Company were to be exchanged on a pro-rata one-for-one ownership basis. After the exchange took place, SAC would be collapsed into the Company and subsequently dissolved with the Nevada Secretary of State. The Company agreed to acquire SAC for the sole purpose to increase its shareholder base. The Company paid the $25,000, however, the share exchange did not take place and the agreement was not consummated. The Company was subsequently informed by its legal counsel that this transaction cannot be concluded under applicable securities laws. The Company informed EnzymeBio of this and requested that the $25,000 payment be returned. As a result, the $25,000 payment was recorded under Other Asset on the balance sheet. EnzymeBio refused to return the $25,000 and, as a result, on March 13, 2018 the Company filed a legal complaint against those parties which included a demand for the $25,000 as well as legal fees and specific damages the Company incurred as a result of their actions. In June 2018, the defendants responded to the complaint denying the allegation and also filed a counterclaim against the Company and its Chief Executive Officer. Subsequently, the defendants stipulated and all charges against the Company and its Chief Executive Officer were dismissed. On and effective October 30, 2018 all parties involved in the lawsuit agreed to a settlement and mutual release. Under the settlement agreement, the Company agreed to dismiss that lawsuit. In return, certain shareholders of the Company agreed to return to the Company 72,324 shares of the Company’s common stock upon the filing by the Company of a Form 15 with the U.S. Securities and Exchange Commission. The returned common stock was retired. Additionally, the shareholders agreed to place 120,000 shares of common in an attorney trust account and that such shares will be surrendered for retirement to the Company on January 1, 2020 should the Company refrain from trading its stock other than on the Pink Open Market operated by OTC Markets Group Inc.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Pink Open Market under the symbol “HHER”. As of March 12, 2019, there were approximately 120 shareholders of record. We believe that additional beneficial owners of our common stock hold shares in street name.

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

During 2018 and 2017, we paid a total of $720,000 in each year in dividends on 5,000,000 shares of non-voting, non-cumulative, callable preferred stock at a dividend rate of $0.144 per annum.

Issuer Purchases of Equity Security Securities

In the fourth quarter of 2018, we did not purchase any of our outstanding equity securities.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to information otherwise required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the periods ended December 31, 2018 and 2017. Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting periods. Actual results could differ materially from these estimates.

Executive Overview

Our primary business purpose is to raise the self-esteem of young urban women by providing high quality beauty products at affordable prices to help our customers achieve their beauty goals while building a loyal customer base that we further monetize through a variety of affiliate partners.

Results of Operations

DISCUSSION OF THE YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

Revenues

Revenues for the year ended December 31, 2018 were $12,143,242 reflecting a decrease of $3,925,877 or 24.4% compared to $16,069,119 for the year ended December 31, 2017. The decrease in revenues was the result of a $3,597,904 decrease in studio revenue and a decrease of $322,196 in online revenue partially offset by an increase of $4,223 of wholesale revenue. The decrease in studio revenue was the direct result of retail location closings during 2018 as well as three mall kiosks that we open during 2017 but ultimately closed due to underperformance. The decrease in online revenue was the result of a greater competition from other online competitors.

Cost of revenues

Cost of products sold consists of the actual cost of the product, incoming freight, shipping expense to customers, merchant fees, shipping supplies and cost of packaging for the sale of human hair extension and related products. For the year ended December 31, 2018, the cost of product sold was $6,960,243, reflecting a decrease of $1,655,838 or 19.2% compared to $8,616,081 for the year ended December 31, 2017. The decrease in cost of sales was primarily a lower unit sales volume; however, a unit increase in the cost of human hair extensions also contributed.

Gross profit

For the year ended December 31, 2018, gross profit on products sold was $5,182,999 with a gross margin of 42.7%. For the year ended December 31, 2017, gross profit was $7,453,038 with a gross margin of 46.4%. The decrease of $2,270,039 in gross profit is attributable to lower unit sales, higher merchant fees, and uncollected installment sales.

Operating Expenses

Total operating expenses for the year ended December 31, 2018 was $5,414,099, reflecting a decrease of $1,087,231 or 16.7% when compared to $6,501,330 for the year ended December 31, 2017. The decrease was a result of a decrease of $1,112,071 selling expense primarily due to studio and kiosk closures. Also contributing to the decrease was a decrease in royalty expense of $$1,346 resulting from the lower sales of OSIworks products partially offsetting the decrease was an increase in general and administrative expense of $26,186 which was due to an increase in board of directors’ expenses.

Operating Loss

Because of the foregoing, we achieved an operating loss of $231,100 for the year ended December 31, 2018 in comparison to operating profit of $951,708 for the year ended December 31, 2017.

Other income and expense

During the year ended December 31, 2018 we had interest expense of $36,713 and a non-cash loss on abandonment of fixed assets of $384,454 which primarily resulted from abandonment of our CRM software. Additionally, we booked a non-cash impairment of $3,560,000 to our trademark and non-cash contract termination expense of $3,397,500 related to common stock issued to terminate the MIP agreement with our controlling shareholder. All of the above resulted in total other expense of $7,378,666 for the year ended December 31, 2018.

During the year ended December 31, 2017 we had interest income of $70, interest expense of $8,703 and a non-cash loss on abandonment of fixed assets of $7,260 which primarily resulted from closing three mall kiosks during the year. This resulted in net other expense of $15,893.

Provision for income taxes

We and our subsidiary are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. An estimated blended tax rate of 2.9% has been used to calculate the benefit for income before taxes of $132,203 for the year ended December 31, 2018. An estimated blended tax rate of 1.2% has been used to calculate the provision for income before taxes of $11,036 for the year ended December 31, 2017, which consists solely of state taxes due to the utilization of a Net Operating Loss Carryforward for Federal tax purposes. In 2017 and for fourteen years thereafter there will be a permanent book versus tax difference of $546,667 each year related to the amortization of the trademark, which is deductible for tax purposes but is not amortized and expensed for financial reporting purposes.

As of December 31, 2018, we had a tax loss carryforward of approximately $5,832,269 which can be used to offset future Federal income taxes. This carryforward expires in 2038.

Net income (loss)

As a result of the above, net loss attributable to company, for the year ended December 31, 2018, was $7,477,563 compared to net income attributable to company of $924,779 for the year ended December 31, 2017.

Liquidity and Capital Resources

We had a working capital surplus of $1,185,408 and $2,002,059 at December 31, 2018 and 2017, respectively, representing a $816,651 decrease in our working capital. As of April 13, 2018, we had approximately $172,000 in cash on hand as a result of our return to profitability.

Our primary use of cash is the purchase of inventory and the payment of dividends on outstanding callable non-cumulative preferred stock. We anticipate that inventory may increase as a result of sales growth and the addition of more SKU’s to our product line and when we open new retail operations. We currently plan to fund our growth through earnings, however, have obtained a credit facility related to the purchase of inventory. We believe we have sufficient working capital to pay our expenses for the next twelve months and anticipate paying monthly dividends of $60,000 on the preferred stock until such time that we call the preferred stock.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2018 totaled $447,587 and resulted from a net loss of $7,477,563 offset by charges of $3,560,000 from impairment of intangible, $3,395,000 of contract termination expense, and a decrease in inventories of $655,141 and receivables of $103,372. These were offset by a decrease in accounts payable and accrued liabilities ($176,182) and income tax liability ($134,432) and an increase in a related party receivable of $96,867. The charges resulting from the impairment of the intangible and the termination expense had no impact on cash.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2018 totaled $34,440 of purchases of fixed assets.

Net cash used in investing activities during the year ended December 31, 2017 totaled $148,144, including $110,000 for the development of a new eCommerce Website, and $38,144 for the purchase of retail location equipment and office equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities during the year ended December 31, 2018 totaled $495,411 resulting from payments of preferred dividends of $720,000 and repayments on notes payable of $2,059,481 which were offset by the issuance of notes payable of $2,284,070.

Net cash used in financing activities during the year ended December 31, 2018 totaled $586,415 resulting from payments of preferred dividends of $720,000 and repayments on notes payable of $43,805 which were offset by the issuance of notes payable of $177,390.

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

From time to time, the Company partners with third-party financing companies which provide our customers the ability to pay over time. These arrangements are between the third-party financing company and the customer and, hence, there is no recourse against the Company. In these instances, revenue is recorded at the time of sale when the customer makes the purchase at a retail location and at the time of shipment when the purchase is made online.

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

We estimate the enterprise fair value based on a combination of an income approach, specifically the discounted cash flow, a market approach, and a transaction approach. If the recorded carrying value of the intangible asset exceeds its estimated fair value in the first step, an impairment charge is recorded to write intangible asset down to its fair value. For the year ended December 31, 2018, based on expert analysis and advice we determined that there was an impairment to the carrying value of our trademark in the amount of $3,560,000. For the year ended December 31, 2017 there were no impairments recorded.

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

In 2018 we wrote of software no longer being utilized, resulting in a charge of $383,542. We did not recognize any impairment charges related to software during the year ended December 31, 2017. During the years ended December 31, 2018 and 2017 charge of $912 and $7,260, respectively, due to abandonment of certain fixed assets.

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

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842), Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders’ equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, “the new lease standards”) are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on its Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. The amendments in ASU 2018-09 related to Topic 718-740 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material impact on the Company’s Consolidated Financial Statements.

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

Risks Relating to Our Business

Although we were profitable in 2017, we lost money from operations in 2018 and we cannot assure you that we will sustain profitability in the future.

We generated operating profit of approximately $952,000 for the year ended December 31, 2017 and incurred a loss from operation of approximately $231,000 for the year ended December 31, 2018. We can provide no assurance that we will become profitable in the future. If we cannot continue to generate sufficient revenues to operate profitably, we may be forced to cease, limit or suspend operations, or we may be required to raise capital to maintain or grow our operations. There is no assurance that we will be able to raise such capital.

If our largest shareholder chooses to cease providing services to the Company, our results of operations may be adversely affected.

Our largest shareholders, Cabello Real Ltd. and Cabello Real FZE (collectively, “Cabello”) is indirectly controlled by Mr. Patrick Terry. A significant portion of the Company’s revenues are generated by the online marketing efforts of Mr. Terry. We do not pay Mr. Terry or Cabello any compensation for these marketing services and neither Cabello nor Mr. Terry is not subject to any non-compete agreement. Although Mr. Terry, through Cabello, has a large interest in the Company’s success in order to see appreciation from his large share ownership and continued payments of dividends in connection with his preferred stock ownership ($60,000 per month), he has no obligation to continue providing these services or competing with the Company if he deems it more beneficial to Cabello. In such event, we would be required to find an alternative marketing partner which may take time and such alternative might not be as effective. If we were to lose the services of Mr. Terry, our results of operations may be adversely affected.

If we continue to see an increase in the number of competitors within our industry, we may see a decrease in market share and our sales will be adversely affected.

The hair care and beauty product industries are highly competitive and have limited barriers to entry, especially from an online retail standpoint. The recent decline in online revenue may be attributable to competitive factors. In every locale in which we currently operate a physical retail space, there are competitors offering similar products. In many cases, we face one or more competitors within the locale in which we operate, including companies operating salons as departments within department stores, salon chains, independently owned salons, as well as retailers specifically dealing in hair extension and hair care products. This competition could have a material adverse effect on our business, operations, and financial position. Any net loss of market share to these competitors could negatively affect sales volume of the Company. In turn, this would reduce the Company’s revenue and profits and could have a material adverse effect on the business, results of operations, and financial position of the Company.

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

We presently lease 16 retail locations throughout the United States, including our corporate headquarters and inventory properties both located in Las Vegas, Nevada, a warehouse in Lanhan, Maryland and contract customer support representatives located in Toronto, Canada and the Philippines. While we derive significant revenue from online sales, there is are inherent benefits from both sales and marketing standpoints to having physical retail locations. As the success of our business continues to rely on our ability to distinguish our quality products from those of our competitors, expanding our physical footprint may bolster those efforts. We will continue to examine the potential benefits of expanding our physical presence via additional retail spaces in the future. If we are unsuccessful, our revenues and results of operations will be adversely affected.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the OTC Pink Marketplace which is not a liquid market. With some limited exceptions, there has not been an active public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the “pink sheets” market has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

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

An investment in Her Imports may be diluted in the future as a result of the issuance of additional securities or the exercise of options, warrants or convertible notes.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s Report on Internal Control over Financial Reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control – Integrated Framework (2013). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2018.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2018 related to the preparation of management’s report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

●	However, during the year the outside Board of Directors and, hence, the Audit Committee was disbanded which eliminated oversight in the establishment and monitoring of required internal controls and procedures

●	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

●	While we have implemented monitoring of cash sales and deposit on a daily basis, during 2018 there were occasional lapses in these controls.

●	Due to our small size, it is often difficult to provide for segregation of duties which is essential for a robust control environment.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended December 31, 2018.

Management Plan to Remediate Material Weaknesses

Management continually attempts to consider remediation of the material weaknesses described above, however due to limited resources and t extremely small administrative staff (two people) preventive control measures are difficult to implement.

We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers.

The following table sets forth certain information regarding our current directors and executive officers.

Name	Age	Position
Barry Hall	70	Chairman of the Board, Chief Executive Officer and Chief Financial Officer

Biographies of Directors/Officers

Mr. Barry Hall, Executive Chairman of the Board of Directors Chief Executive Officer and Chief Financial Officer

Mr. Hall was appointed to the Board as Executive Chairman and as Chief Financial Officer on January 28, 2014 and was appointed as Chief Executive Officer on May 15, 2015. From July 2007 to date Mr. Hall has served as the President of Carlaris LV Inc. (“Carlaris”) and its predecessor, Carlaris, Inc. Carlaris provided consulting services to the Company until February 2017 pursuant to a consulting agreement between Carlaris and the Company, dated December 1, 2015. It again provided consulting services from October 1, 2017 to December 31, 2018. Mr. Hall was appointed a director as the result of his financial and executive skills.

Family Relationships

There are no family relationships among the Company’s directors and/or executive officers.

Board responsibilities

Because we only have one director who is our sole executive officer, our Board of Directors (the “Board”) performs no oversight function. Its duties are limited to approving matters required by state law..

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of the Company’s employees, including the Company’s Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to the Company’s directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations and the prompt reporting of illegal or unethical behavior. We will provide a copy, without charge, to anyone that requests one in writing to Her Imports, 8861 W. Sahara Ave, Suite 210, Las Vegas, NV 89117 Attention: Corporate Secretary.

Communication with our Board of Directors

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Her Imports, 881 W. Sahara Ave, Suite 210, Las Vegas, NV 89117 Attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2018.

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving as of December 31, 2018 whose compensation exceeded $100,000, which we refer to as “Named Executive Officers.” With the exception of Ms. Tolanda Shorter and Mr. Barry Hall, no other executive officer serving as of December 31, 2018 received compensation of at least $100,000.

Summary Compensation Table

Name	Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Barry Hall (1)	CEO & CFO	2018	$180,000	-0-	-0-	$-0-	$180,000
	CEO & CFO	2017	110,192	-0-	-0-	$62,700	$172,892

Tolanda Shorter (2)	President	2018	$122,637	-0-	-0-	$4,000	$126,637
		2017	$159,230	$30,000	$76,080	$14,100	$279,410

(1)	Mr. Hall became a full-time employee of the Company on March 1, 2017. Effective October 1, 2017, Mr. Hall agreed to revert to his prior Consulting Agreement with the Company in order to conserve cash. For the balance of 2017, his corporation received a fee of $10,000 per month. He became a full-time employee again on January 2, 2018. All of Mr. Hall’s “All Other Compensation” consisted of consulting fees which are not included in under Salary.

(2)

Tolanda Shorter was appointed as Vice President, Product Development and Marketing on February 1, 2017 and President on July 31, 2017. From February 1, 2017 to February 28, 2017, Ms. Shorter was compensated as a consultant until she became a full-time employee on March 1, 2017. In 2017 Ms. Shorter’s “All Other Compensation” consisted of $10,100 in consulting fees and $4,000 for reimbursement of medical insurance. Ms. Shorter resigned from her position on September 1, 2018.

Compensation Agreements/Arrangements

March 1, 2017, the Company entered into a two-year Employment Agreement with Mr. Barry Hall. Under that Agreement, he received annual compensation of $200,400 per year through September 30, 2017. Effective October 1, 2017, Mr. Hall agreed to revert to his prior Consulting Agreement with the Company to conserve cash. For the balance of 2017, during which time his corporation received a fee of $10,000 per month. Effective January 1, 2018, Mr. Hall agreed to reduce his compensation to $180,000 per year for the remainder of the term. This agreement remains in effect.

Director Compensation

On July 27, 2017, the Board adopted a Board Compensation Package (“BCP”). The BCP provided that independent Board members received 8,333 stock options, vesting quarterly over two years, to be granted on the day of election or appointment to the Board. Additionally, under the BCP these Board members received (i) $1,000 for each quarterly board meeting attended, (ii) $250 for each special Board meeting attended, (iii) 833 stock options, vesting 25% quarterly over the course of the year, to be granted on the first day of each year and (iv) reimbursements to attend annual Board and shareholder meetings.

Non-employee members of our Board of Directors were compensated for as follows:

Fiscal 2018 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($) (1)	Total ($)
Leonard Dreyer (2)	$4,750	-	1,374	6,124
Karen Macdonald (3)	4,000	-	1,374	5,374
Aric Perminter (3)	4,750	-	1,374	6,124
Faisal Razzaqi (3)	4,000	-	1,374	5,374

(1)	Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the independent members of our Board during 2018, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the director.
(2)	Mr. Dreyer served on the Board from December 18, 2017 to October 31, 2018.
(3)	Dr. Macdonald, Mr. Perminter and Dr. Razzaqi served on the Board from July 28, 2017 to October 31, 2018.

As of December 31, 2018, there were no securities granted under equity compensation plans

ITEM 12. SERCURITY OWNERSHIP OF CERTAN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of Her Import’s common stock beneficially owned as of April 15, 2019 by (i) those persons known by her to be owners of more than 5% of its common stock, (ii) each director and director nominee, (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) Her Import’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Her Imports, 8861 W. Sahara Ave, Suite 210, Las Vegas, NV 89117.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Named Executive Officers:
Common Stock	Barry Hall	62,500	*
Common Stock	Tolanda Shorter	-0-	-0-
Common Stock	All directors and executive officers as a group (1 person)	62,500	*

5% Shareholders:
Common Stock	Cabello Real Ltd. (2)	1,272,696	14.8%
Common Stock	Cabello Real FZE (2)	4,750,000	55.3%
Common Stock	Malaika Terry (3)	1,000,000	11.6%

* indicates less than 1%

(1)	Based on 8,584,135 shares of common stock issued and outstanding as of April 15, 2019. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, Her Imports believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	Cabello Real Ltd is located at Level 23 Boulevard Plaza Tower 2 Emaar Boulevard, Dubai, United Arab Emirates. Cabello Real FZE is located at Business Center, Al Shmookh Building, UAQ Free Trade Zone, Umm Al Quwain, United Arab Emirates. Mr. Jonathan Terry indirectly controls Cabello Real Ltd. and Cabello Real FZE. Additionally, Cabello Real Ltd. owns 5 million shares of non-voting callable preferred stock.

(3)	Daughter of Mr. Jonathan Terry.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Barry Hall

During the year ended 2017 we paid Carlaris LV, Inc. $62,700, for consulting services. This company is controlled by Mr. Barry Hall, who is our Chairman, Chief Executive Officer and Chief Financial Officer.

Denis Betsi

During the year ended December 31, 2017 $126,000, for consulting services to a company controlled by Mr. Denis Betsi, who at the time of the payments was our Chief Technology Officer and a director.

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

On June 29, 2014, the Company entered into the MIP with Leader, a shareholder. On July 31, 2017, the MIP was assigned by Leader to Cabello. Prior to signing the MIP Leader advanced the Company $50,000 which the MIP allowed to be converted to 83,333 shares of common stock at $.60 per share. That left up to 9,500,000 shares of common stock that Cabello could purchase at $0.05 per share from its portion of the funds generated by the offers it creates. Contrary to customary practice, the MIP did not provide for any adjustment in the event of a future reverse split, so the Company’s recent reverse split did not affect the number of shares purchasable or the exercise price. This highlighted an unfair agreement which adversely affected the Company. This problem was exacerbated since Cabello is a related party. From April 19 to April 20, 2018, Cabello ran a program to sell a variety of the Company’s hair products. This program generated approximately $150,000 in revenue, however, a final accounting of the results of the program were never completed. Instead, on June 20, 2018 the Company issued to Cabello 4,500,000 shares of restricted common stock in exchange for cancelation of the MIP and forgiveness of any monies owed to Cabello for program in April. This cancellation resulted in a non-cash expense of $3,397,500 based on the estimated value of the stock issued in exchange for the cancellation of the MIP.

At December 31, 2018 and December 31, 2017, the Company had a receivable from Cabello, its principal stockholder, of $204,893 and $108,026 that resulted from payments made by the Company on behalf of Cabello. The Company has the right to offset this receivable against any future dividend payments owed Cabello related to the preferred stock. Subsequent to December 31, 2018, two dividends of $60,000 each were declared and offset against amounts owed by Cabello. Finally, in 2018 and 2017, the Company incurred $13,329 and $14,675, respectively, in royalty expense which were also offset against the Cabello receivable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On July 28, 2015, our Board of Directors approved the appointment of and engaged RBSM LLP, as our independent registered public accounting firm.

The aggregate fees billed to us or incurred by us to RBSM, LLP for the year ended December 31, 2018 and 2017 are as follows:

	For Year Ended December 31, 2018	For Year Ended December 31, 2017
Audit Fees (1)	$104,025	$69,961
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
Total	$104,025	$69,961

(1) Audit Fees include fees billed and expected to be billed for services performed as of December 31, 2018 to comply with GAAP, including the recurring audit of our financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the SEC.

Audit Committee Policies and Procedures

At the time of engaging RBSM we did not have an audit committee; therefore, our Board pre-approved all services to be provided to us by our independent auditor. This process involves obtaining (I) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In the year ended December 31, 2018, all fees paid to RBSM, LLP were pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements or notes included herein.

(3)	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation	SB-2	6/14/07	3.1
3.1(a)	Certificate of Amendment to Articles of Incorporation - name change	8-K	1/12/17	10.18
3.1(b)	Certificate of Amendment to Articles of Incorporation - preferred stock	8-K	2/14/18	3.1
3.1(c)	Certificate of Amendment to Articles of Incorporation - reverse stock split	10-Q	5/15/18	3.1(c)
3.1(d)	Certificate of Correction to the Certificate of Amendment to Articles of Incorporation - reverse stock split	8-K	4/4/2018	3.1
3.1(e)	Certificate of Amendment to Articles of Incorporation - dividend	8-K	8/27/18	3.1
3.2	Amended and Restated Bylaws	10-Q	8/14/18	3.2
10.1	2017 Equity Incentive Plan	8-K	9/19/17	4.1
10.2	Marketing and Selling Agreement between Her Imports and Cabello Real FDE dated April 20, 2017	8-K	4/27/17	10.20

10.3	Replacement Asset Share Purchase & Business Agreement between Cabello Real and Her Imports dated as of November 28, 2016	10-K	4/17/17	10.19
16.1	Letter from Marcum LLP dated June 22, 2017 to the Securities and Exchange Commission regarding statements included in the Form 8-K	8-K/A	6/23/17	16.3
16.2	Lette rfrom RBSM LLP dated May 3, 2017 to the Securities and Exchange Commission regarding statements included in the Form 8-K	8-K	5/4/17	16.2
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer and Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Her Imports

Date: April 15, 2019	By:	/s/ Barry Hall
	Name:	Barry Hall
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer) and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Her Imports and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Her Imports and Subsidiary (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Larkspur, CA
April 15, 2019

Her Imports

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS

Current assets
Cash	$107,969	$190,233
Receivables	62,398	165,770
Related party receivables	204,893	108,026
Inventories	1,680,612	2,335,753
Prepaid maintenance fees - current	-	75,000
Other prepaid expenses	31,676	64,923
Deposits	145,872	196,392
Total current assets	2,233,420	3,136,097

Property, Equipment and software, net	124,359	267,464
Prepaid maintenance fees - non-current	-	209,375
Other asset	-	25,000
Trademark	4,640,000	8,200,000
Total assets	$6,997,779	$11,837,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$646,034	$822,216
Income tax liability	-	134,432
Notes payable	401,978	177,390
Total current liabilities	1,048,012	1,134,038

Total liabilities	1,048,012	1,134,038

Stockholders’ equity
Callable $0.144 per share per year non-cumulative dividend liquidation preference of $2.00 per share, preferred stock, $0.001 par value, 10,000,000 shares authorized and 5,000,000 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	5,000	5,000
Common stock, $0.001 par value, 70,000,000 shares authorized, 8,584,135 and 4,150,059 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	8,584	4,150
Additional paid-in capital	30,118,775	26,679,777
Accumulated deficit	(24,182,592)	(15,985,029)
Total stockholders’ equity	5,949,767	10,703,898
Total liabilities and stockholders’ equity	$6,997,779	$11,837,936

See accompanying notes to these consolidated financial statements.

Her Imports

Consolidated Statements of Operations

	For the Years Ended December 31,
	2018	2017
Product sales	$12,143,242	$16,069,119
Cost of products sold	6,960,243	8,616,081
Gross profit	5,182,999	7,453,038

Operating expenses
Royalties	13,329	14,675
Selling expense	4,072,735	5,184,806
General and administrative expense	1,328,035	1,301,849
Total operating expenses	5,414,099	6,501,330

Income (loss) from operations	(231,100)	951,708

Other (expense) income
Interest income	-	70
Interest expense	(36,713)	(8,703)
Loss on abandonment of fixed assets	(384,453)	(7,260)
Impairment of trademark	(3,560,000)	-
Contract termination expense - related party	(3,397,500)	-
Total other expense	(7,378,666)	(8,499)

Income (loss) before benefit (provision) for income taxes	(7,609,766)	935,815

Benefit (provision) for income taxes	132,203	(11,036)
Net income (loss) attributable to Company	(7,477,563)	924,779
Preferred stock dividends	(720,000)	(720,000)
Net income (loss) to common stockholders	$(8,197,563)	$204,779

Net basic income (loss) per share attributable to common Stockholders: basic and diluted	$(1.25)	$0.05

Weighted average number of common shares outstanding: basic and diluted	6,533,440	4,150,059

See accompanying notes to these consolidated financial statements.

Her Imports

Consolidated Statement of Stockholders’ Equity

Years Ended December 31, 2018 and 2017

	Callable Non-cumulative				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, December 31, 2016	5,000,000	$5,000	4,150,059	$4,150	$26,651,247	$(16,189,808)	$10,470,589
Non-cash stock compensation	-	-	-	-	28,530	-	28,530
Net income attributible to common stockholders	-	-	-	-	-	204,779	204,779
BALANCE, December 31, 2017	5,000,000	5,000	4,150,059	4,150	26,679,777	(16,189,808)	10,703,898
Common stock issued to directors and employees	-	-	6,400	6	-	-	6
Non-cash stock compensation	-	-	-	-	70,926	-	70,926
Common stock issued for cancellation of agreement	-	-	4,500,000	4,500	3,393,000	-	3,397,500
Common stock canceled from lawsuit settlement	-	-	(72,324)	(72)	(24,928)	-	(25,000)
Net loss attributable to common stockholders		-	-	-	-	(8,197,563)	(8,197,563)
BALANCE, December 31, 2018	5,000,000	$5,000	8,584,135	$8,584	$30,118,775	$(24,387,371)	$5,949,767

See accompanying notes to these consolidated financial statements.

Her Imports

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net income (loss) attributable to Company	$(7,477,563)	$924,779
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,464	129,945
Stock-based compensation	70,932	28,530
Loss on abandonment of fixed assets	384,455	7,260
Impairment of trademark	3,560,000	-
Contract termination expense	3,397,500	-
Changes in operating assets and liabilities:
Receivables	103,372	(120,194)
Related party receivables	(96,867)	(81,414)
Inventories	655,141	(288,300)
Prepaid maintenance fees	-	75,000
Other prepaid expenses	33,247	(18,512)
Deposits	50,520	(163,442)
Accounts payable and accrued liabilities	(176,182)	93,791
Income tax liability	(134,432)	6,781
Other asset	-	(25,000)
Net cash provided by operating activities	447,587	569,224

INVESTING ACTIVITIES
Purchase of fixed assets	(34,440)	(148,144)
Net cash used in investing activities	(34,440)	(148,144)

FINANCING ACTIVITIES
Issuance of notes payable	2,284,070	177,390
Repayment on notes payable	(2,059,481)	(43,805)
Payment of preferred dividend	(720,000)	(720,000)
Net cash used in financing activities	(495,411)	(586,415)

NET DECREASE IN CASH	(82,264)	(165,335)

CASH - BEGINNING OF PERIOD	190,233	355,568
CASH - END OF PERIOD	$107,969	$190,233

SUPPLEMENTAL DISCLOSURES:
Interest paid	$36,713	$5,539
Income taxes paid	$3,502	$4,254

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares returned in exchange for cancellation of investment	$25,000	$-

See accompanying notes to these consolidated financial statements.

Notes to the Consolidated Financial Statements

1. Description of the Company

Her Imports, (previously known as EZJR, Inc.), (“the Company” or “Her”), was incorporated on August 14, 2006 under the laws of the State of Nevada.

Corporate Structure and Business

Her is a retailer of Human Hair Extensions and related haircare and beauty products headquartered in Las Vegas, Nevada. The Company sells its products at consultation studios, on its Website, www.herimports.com and on Amazon.com. As of December 31, 2018, the Company operated 16 retail locations, all of which are in the U.S and one of which was closed on that date. These locations are primarily in “executive offices suites” such as Regus PLC, where furniture, administrative staff and security are provided. The Company then stocks the location with products and point-of-sale equipment. These locations are leased on a short-term basis (primarily one year or less). Five leases, including our corporate office, have leases longer than one year at the time they were entered into. This allows the Company to open and close its consultation studios within a short period of time at minimal expense to the Company. At the Company’s consultation studios, the customer is provided with a personal, one-on-one consultation with a Her beauty expert. Additionally, the Company has locations in Greenbelt, Maryland and Brooklyn, New York with salons where customers can have their hair purchases “installed.”

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

Agreement with Cabello Real FZE

On April 20, 2017, the Company entered into a Marketing and Selling Agreement with Cabello Real FZE, owner of a hair care product line called OSIworks, whereby the Company exclusively purchases, markets and sells OSIworks’ products in the United States. Under the agreement the Company pays Cabello a royalty of 2% of net sales. Cabello Real FZE is also controlled by Jonathan Terry, the Company’s principal shareholder. During the years ending December 31, 2018 and December 31, 2017 the Company recognized royalty expense of $13,329 and $14,675, respectively, related to the agreement.

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

On January 31, 2017, the Company effected a 1-for-2 reverse stock split effective January 31, 2017. The par value was not adjusted as a result of the reverse stock split. On April 9, 2018, the Company effected a 1-for-6 reverse stock split effective April 9, 2018. All references to numbers of shares of our common stock and per-share information in the accompanying consolidated financial statements and in these notes to the consolidated financial statements have been adjusted retroactively to reflect these splits.

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

The Company did not have any assets measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017.

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other accrued liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Deposits

	December 31, 2018	December 31, 2017
Deposits on Products	$122,599	$175,819
Security Deposits	23,273	20,573
Total	$145,872	$196,392

Intangibles

Intangible assets are comprised primarily of trademarks that represent the Company’s exclusive ownership of the HER trademarks in the US and are inclusive all related social media sites and domain names in the US., all used in connection with (consisting of the name, Her Imports and the Her Imports Logo) the manufacture, sale and distribution of human hair extensions and related beauty products. In accordance with Financial Accounting Standards Board Accounting Standard Codification 350 (FASB ASC 350), intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually, or when events indicate that an impairment exists through the use of discounted cash flow models. The Company calculates impairment as the excess of the carrying value of its indefinite-lived assets over their estimated fair value. If the carrying value exceeds the estimate of fair value a write-down is recorded. For the year ended December 31, 2018, based on expert analysis and advice we determined that there was an impairment to the carrying value of our trademark in the amount of $3,560,000. For the year ended December 31, 2017 there were no impairments recorded.

The following table presents the changes in trademark:

Balance as of December 31, 2017	$8,200,000
Impairment expenses	(3,560,000)
Balance as of December 31, 2018	$4,640,000

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

From time to time, the Company partners with third-party financing companies which provide our customers the ability to pay over time. These arrangements are between the third-party financing company and the customer and, hence, there is no recourse against the Company. In these instances, revenue is recorded at the time of sale when the customer makes the purchase at a retail location and at the time of shipment when the purchase is made online.

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

Stock-based compensation

The Company records stock-based compensation issued to external entities for goods and services at either the fair market value of the shares issued, or the value of the services received, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30. For the year ended December 31, 2018, and December 31, 2017 the Company recognized stock-based compensation expense of $70,932 and $28,530, respectively.

Liquidity

At December 31, 2018, the Company had cash and cash equivalents of $107,969, a positive working capital deficit of approximately $1,185,408 and an accumulated deficit of $24,182,592. Additionally, the Company has incurred loss a loss from operations of $231,100 and a net loss of $8,197,563. Majority of the loss was non-cash due to impairment of our trademark and contract termination expense.

As of April 13, 2018, the Company had approximately $172,000 in cash on hand as a result of our return to profitability.

Our primary use of cash is the purchase of inventory and the payment of dividends on outstanding callable non-cumulative preferred stock. We anticipate that inventory may increase as a result of sales growth and the addition of more SKU’s to our product line and when we open new retail operations. We currently plan to fund our growth through earnings, however, have obtained a credit facility related to the purchase of inventory. We believe we have sufficient working capital to pay our expenses for the next twelve months and anticipate paying monthly dividends of $60,000 on the preferred stock until such time that we call the preferred stock.

Management has taken several actions to ensure that the Company will continue as a going concern over the next twelve months, including the closing of certain stores, headcount reductions, and reductions in discretionary expenditures.

Recent Accounting Pronouncements

Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its consolidated financial statements, based on current information.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842) Codification Improvements, which provides clarification on implementation issues associated with adopting ASU 2016-02. The implementation issues noted in ASU 2019-01 include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. We will apply the guidance, if applicable, as of January 1, 2019, the date we adopted ASU 2016-02. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In October 2018, the FASB issued ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entitles, that changes the guidance for determining whether a decision-making fee paid to a decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We are currently evaluating the impact of this ASU on our financial position, results of operations, cash flows, or presentation thereof.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes or modifies certain disclosures and in certain instances requires additional disclosures. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We will adopt this standard on its effective date of January 1, 2020. We do not expect the adoption of this ASU to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements which provides a new transition method and a practical expedient for separating components of a lease contract. ASU 2018-11 is intended to reduce the costs and ease the implementation of the new leasing standard for financial statement preparers. The effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. We adopted this ASU on its effective date of January 1, 2019. Refer to the discussion of ASU 2016-02 below for the impact on our financial position, results of operations, cash flows, or presentation thereof.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. The amendments in ASU 2018-09 related to Topic 718-740 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material impact on the Company’s Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment. ASU 2018-07 aligns the accounting for share based payments granted to non-employees with that of share-based payments granted to employees. We adopted this ASU on its effective date of January 1, 2019. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

3. Property, Equipment and Software

Property and equipment consisted of the following:

	December 31, 2018	December 31, 2017
Software	$110,000	$463,310
Computers and equipment	113,098	99,592
Furniture	42,064	30,391
Leasehold improvements	26,384	19,493
subtotal	291,546	612,786
Accumulated depreciation and amortization	(167,187)	(345,322)
Property, equipment and software, net	$124,359	$267,464

Depreciation and amortization expense on property, plant, equipment, and software for the years ended December 31, 2018 and December 31, 2017 was $77,464 and $129,945 respectively.

4. Sales tax payable

The Company is delinquent in filing the remittance of taxes, for which the Company has transacted business. The Company has recorded tax obligations plus potential interest and penalties estimated to be approximately $18,792, computed through December 31, 2018, which are included in accounts payable and accrued liabilities on the balance sheet. The Company is in the process of becoming fully compliant.

5. Related Party Transactions

Related Party Accounts Receivable and Payable

At December 31, 2018 and December 31, 2017, the Company had a receivable from Cabello, its principal stockholder, of $204,893 and $108,026, respectively, that resulted from payments made by the Company on behalf of Cabello. The Company has the right to offset this receivable against any future dividend payments owed Cabello related to the preferred stock described in Note 1. As described in Note 11, subsequent to December 31, 2018, three dividends of $60,000 each were declared and offset against amounts owed by Cabello. For further information on related party transactions, see Note 1. As described below, in 2018 and 2017, the Company incurred $13,329 and $14,675, respectively, in royalty expense which were also offset against the Cabello receivable.

Royalty Expense

Royalty expense is a result of royalties incurred on products sold under the brand name OSIworks, a company under common control with the Company’s principal shareholder. During the years ended December 31, 2018 and December 31, 2017 royalty expense was $13,329 and $14,675, respectively.

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

6. Commitments and Contingencies

Leases

At December 31, 2018, the Company leased or rented 19 different facilities including its corporate headquarters, a warehouse and 15 active retail locations. Future lease obligation for these facilities are as follows:

Year	Amount
2019	$282,240
2020	159,292
2021	148,804
2022	120,045
2023	24,808
Total	$735,189

Rent expense for the years ended December 31, 2018 and December 31, 2017 was $493,343 and $620,469, respectively.

Concentrations

As of December 31, 2018, the Company has only twelve qualified vendors that supply its wigs and hair extension products. The Company sources its hair care products from one vendor. There are numerous suppliers of styling tools as this is a commodity product.

During the year ended December 31, 2018, the Company purchased hair products from eight different vendors, however, two vendors accounted for approximately 85.8% of all hair products purchased. During the year ended December 31, 2017, the Company purchased hair products from seven different vendors, however, three vendors accounted for approximately 91.3% of all hair products purchased.

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

On January 12, 2017, the Company entered into a Business Purchase Agreement with EnzymeBioSystems, Inc. (“EnzymeBio”), a Nevada corporation, whereby the Company entered into an agreement to purchase 100% ownership of EnzymeBio’s wholly owned subsidiary, Share Acquisition Corp. (“SAC”), a Nevada corporation in exchange for approximately 9,167 shares of the Company’s common stock and $25,000 cash. On February 28, 2017, EnzymeBio agreed to spin-off SAC as a dividend. Pursuant to the Business Purchase Agreement and Nevada Revised Stature 92A.180 (Merger of a subsidiary into parent or parent into subsidiary), SAC was to be acquired and merged into the Company. Restricted common shares of the Company were to be exchanged on a pro-rata one-for-one ownership basis. After the exchange took place, SAC would be collapsed into the Company and subsequently dissolved with the Nevada Secretary of State. The Company agreed to acquire SAC for the sole purpose to increase its shareholder base. The Company paid the $25,000, however, the share exchange did not take place and the agreement was not consummated. The Company was subsequently informed by its legal counsel that this transaction cannot be concluded under applicable securities laws. The Company informed EnzymeBio of this and requested that the $25,000 payment be returned. As a result, the $25,000 payment was recorded under Other Asset on the balance sheet. EnzymeBio refused to return the $25,000 and, as a result, on March 13, 2018 the Company filed a legal complaint against those parties which included a demand for the $25,000 as well as legal fees and specific damages the Company incurred as a result of their actions. In June 2018, the defendants responded to the complaint denying the allegation and also filed a counterclaim against the Company and its Chief Executive Officer. Subsequently, the defendants stipulated and all charges against the Company and its Chief Executive Officer were dismissed. On and effective October 30, 2018 all parties involved in the lawsuit agreed to a settlement and mutual release. Under the settlement agreement, the Company agreed to dismiss that lawsuit. In return, certain shareholders of the Company agreed to return to the Company 72,324 shares of the Company’s common stock upon the filing by the Company of a Form 15 with the U.S. Securities and Exchange Commission. The returned common stock was retired. Additionally, the shareholders agreed to place 120,000 shares of common in an attorney trust account and that such shares will be surrendered for retirement to the Company on January 1, 2020 should the Company refrain from trading its stock other than on the “pink sheet system or OTC market.”

7. Promissory Notes

UPS Capital

On November 8, 2017 the Company entered into an agreement with UPS Capital Corporation (UPS) for a $500,000 credit facility. Under the terms of the agreement UPS will loan 100% of the invoice amount on incoming offshore shipments carried by UPS. Upon funding the loan, the Company pays a transaction fee of 1.85% or 2.75% for air shipment or ocean shipment, respectively. Repayment of amounts funded are due in 60 days for air shipments and 90 days for ocean shipment. Amounts funded are secured by inventory on hand and are personally guaranteed by the Company’s Chief Executive Officer and the Company’s principal controlling shareholder. As of December 31, 2018, and December 31, 2017 the Company owed $401,979 and $177,390, respectively under the facility.

8. Stockholders’ Equity

On January 31, 2017, the Company effected a 1-for-2 reverse stock split effective January 31, 2017. The par value was not adjusted as a result of the reverse stock split. On April 9, 2018, the Company effected a 1-for-6 reverse stock split effective April 9, 2018. All references to numbers of shares of our common stock and per-share information in the accompanying consolidated financial statements and in these notes to the consolidated financial statements have been adjusted retroactively to reflect these splits.

As described in Note 1, on November 28, 2016, the Company entered into an Asset Share Purchase & Business Agreement with Cabello to acquire the exclusive U.S. rights to the Her Imports trademark. In exchange for these rights, and other digital assets, the Company issued to Cabello 10,000,000 shares of unregistered non-voting, non-cumulative, callable preferred stock (subsequently revised to 5,000,000 shares) and 1,250,000 unregistered common stock with a combined value of $8,200,000. All shares of callable preferred stock rank superior to all the Company’s preferred stock and common stock currently outstanding and hereafter issued, as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (with the exception of a merger), including the payment of dividends. The callable preferred stock is subject to a monthly dividend payment equal to a rate of $0.144 per share of preferred stock per annum. The declaration and payment of the dividend on a monthly basis is subject to the approval of the Company’s Board of Directors. Such dividend is non-cumulative should the Company not pay the dividend. The Company has a right of first refusal to purchase the callable preferred stock, should the shareholder decide to sell all or part of their callable preferred stock. The callable preferred stock has no voting rights. Through December 31, 2018, the Board of Directors has declared and approved, preferred stock dividends of $1,320,000 ($60,000 each month) to Cabello related to the 5,000,000 shares of callable, non-voting, non-cumulative preferred stock. Because the dividends on the preferred stock are non-cumulative and at the discretion of the Company, these preferred shares are considered to be equity.

At December 31, 2018 and December 31, 2017, the Company had 10,000,000 shares of preferred stock authorized and 5,000,000 issued and outstanding and 70,000,000 shares of common stock authorized. At December 31, 2018 and December 31, 2017 there were 8,584,135 and 4,150,039 shares of common stock outstanding, respectively.

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

As described in Note 6, as part of a settlement agreement certain shareholders of the Company agreed to return to the Company 72,324 shares of the Company’s common stock upon the filing by the Company of a Form 15 with the U.S. Securities and Exchange Commission. The returned common stock was retired.

9. Stock-based Compensation

On September 5, 2017 the Company adopted the 2017 Her Imports Stock Incentive Plan. For the years ended December 31, 2018 and December 31, 2017, the Company recognized $70,932 and $28,530, respectively in stock-based compensation related to stock options and common stock issued under the plan. Stock-based compensation expense is included in the following captions on the consolidated statements of operations.

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Selling expense	$38,041	$-
General and administrative expense	32,891	28,530
Total	$70,932	$28,530

Changes in the Company’s outstanding stock options under the plan during the year ended December 31, 2018 and 2017 were as follows:

		Weighted
	Number of	Average
	Options	Price
Outstanding at December 31, 2016	-	$-
Granted	58,332	9.42
Exercised	-	-
Outstanding at December 31, 2017	58,332	9.42
Granted	3,332	1.65
Exercised	-	-
Forfeited or expired	(61,664)	9.00
Outstanding at December 31, 2018	-	$ N/A

Exercisable at December 31, 2017	7,292	$10.68
Exercisable at December 31, 2018	-	$ N/A

The Company’s stock options are measured at fair value using the Black-Scholes Option Pricing Model methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s stock options that are categorized within Level 3 of the fair value hierarchy for year ended December 31, 2018 is as follows:

Strike Price	$ 1.65 to 10.68
Volatility	46.21%
Risk-free interest rate	2.15%
Contractual life (in years)	5
Dividend yield (per share)	0%

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. For financial reporting purposes, the provision for income taxes is based on pre-tax loss of $$4,598,845 for the year ended December 31, 2018 and a pre-tax income of $945,103 for the year ended December 31, 2017. An estimated blended tax rate of 2.9% has been used to calculate the benefit for income before taxes of $132,203 for the year ended December 31, 2018. Beginning in 2017, and for fourteen years thereafter, there will be a permanent book versus tax difference of $546,667 each year related to the amortization of the trademark, which is deductible for tax purposes but is not amortized and expensed for financial reporting purposes. The benefit resulting from the loss before income taxes for taxes based on income for the year ended December 31, 2018 is based on a 1.2% rate for the provision for taxes. This resulted in provision of $11,306. The provision (benefit) for income taxes for the years ended December 31, 2018 and December 31, 2017 consisted of the following:

	Year Ended
	December 31, 2018	December 31, 2017
U.S. Federal	$132,203	$-
U.S. State	-	(11,306)
Total	132,203	(11,306)
Deferred	-	-
Total benefit (provision) for income taxes	$132,203	$(11,306)

As of December 31, 2018, we had a tax loss carryforward of approximately $5,832,269 which can be used to offset future Federal income taxes.

Deferred income tax assets at December 31 2018 and 2017 are as follows:

Deferred income tax assets
Net operating loss carryforward	$1,808,621	$1,233,424
Stock-based compensation	70,932	28,530
Depreciation, amortization and other	546,667	546,667
Total deferred tax assets	2,426,220	1,808,621
Valuation allowance	(2,426,220)	(1,808,621)
Deferred income tax, net	$-	$-

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

11. Subsequent Events

On January 3, 2019, a monthly $60,000 dividend related to 5,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd was approved. This dividend was offset against amounts owed to the Company by Cabello.

On February 4, 2019, a monthly $60,000 dividend related to 5,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd was approved. This dividend was offset against amounts owed to the Company by Cabello.

On March 4, 2019, a monthly $60,000 dividend related to 5,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd was approved. This dividend was offset against amounts owed to the Company by Cabello.

On April 3, 2019, a monthly $60,000 dividend related to 5,000,000 shares of Callable Preferred Stock owned by Cabello Real Ltd was approved. This dividend was offset against amounts owed to the Company by Cabello.

